Form 10QSB
period 2000-10-31
UBETIGOLF INC
filed 2000-12-12
CIK 1114643

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   October 31, 2000

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   333-38936
                                             ---------

                               UBETIGOLF, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

          Utah                                                 87-0653434
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

                  1108 Brookhaven Drive, Kaysville, Utah 84037
               ---------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (801) 546-4637
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          6,525,500
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of October 31, 2000

                         PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                               UBETIGOLF, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS
                                (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

UBETIGOLF, INC.
(A Development Stage Company)
Balance Sheets

  ASSETS

                                          October 31,     April 30,
                                             2000           2000
                                          -----------    ----------
                                          (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents               $    41,067    $   10,000
                                          -----------    ----------
    Total Current Assets                       41,067        10,000
                                          -----------    ----------
    TOTAL ASSETS                          $    41,067    $   10,000
                                          ===========    ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                        $      -       $      550
                                          -----------    ----------
    Total Current Liabilities                    -              550
                                          -----------    ----------
STOCKHOLDERS' EQUITY

  Preferred stock; 5,000,000 shares
   authorized of $0.001 par value,
   -0- shares issued                             -             -
  Common stock; 100,000,000 shares
   authorized of $0.001 par value,
   6,525,500 and 6,000,000 shares
   issued and outstanding, respectively         6,526         6,000
  Additional paid-in capital                   56,024         4,000
  Deficit accumulated during the
   development stage                          (21,483)         (550)
                                          -----------    ----------
    Total Stockholders' Equity                 41,067         9,450
                                          -----------    ----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $    41,067    $   10,000
                                          ===========    ==========


See accompanying notes

UBETIGOLF, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)


                                                                    From
                                   For the          For the       Inception on
                                Three Months      Six Months        April 25,
                                    Ended            Ended       2000 Through
                                 October 31,      October 31,     October 31,
                                    2000             2000            2000
                                ------------    -------------    ------------
REVENUES                        $       -       $        -       $       -
                                ------------    -------------    ------------
EXPENSES
  General and administrative           4,051           21,029          21,579
                                ------------    -------------    ------------
    Total Expenses                     4,051           21,029          21,579
                                ------------    -------------    ------------
LOSS FROM OPERATIONS                  (4,051)         (21,029)        (21,579)
                                ------------    -------------    ------------
OTHER INCOME
  Interest income                         96               96              96
                                ------------    -------------    ------------
    Total Other Income                    96               96              96
                                ------------    -------------    ------------
NET LOSS                        $     (3,955)   $     (20,933)   $    (21,483)
                                ============    =============    ============
BASIC (LOSS) PER SHARE          $      (0.00)   $       (0.00)
                                ============    =============



See accompanying notes.

UBETIGOLF, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

                                                                                      Deficit
                                                                                     Accumulated
                                                                     Additional       During the
                                         Common Stock                 Paid-In        Development
                                     Shares         Amount            Capital           Stage
                                 ----------     -----------         ----------     -----------
Balance at inception on
 April 25, 2000                        -          $    -             $    -         $     -

Common stock issued
 as founders shares for
 cash and the assignment
 of the rights, title and
 interest in certain software,
 recorded at $0.002 per share     6,000,000           6,000              4,000            -

Net loss from inception on
 April 25, 2000 through
 April 30, 2000                        -               -                  -               (550)
                                -----------     -----------         ----------     -----------
Balance, April 30, 2000           6,000,000           6,000              4,000            (550)

Common stock issued for
 cash at $0.10 per share            525,500             526             52,024           -

Net loss for the six months
 ended October 31, 2000
 (unaudited)                           -              -                   -            (20,933)
                                -----------     -----------         ----------     -----------
Balance, October 31, 2000
 (unaudited)                      6,525,500     $     6,526         $   56,024     $   (21,483)



See accompanying notes

UBETIGOLF, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                                                             From
                                                     For the          For the            Inception on
                                                  Three Months      Six Months             April 25,
                                                     Ended            Ended              2000 Through
                                                   October 31,      October 31,           October 31,
                                                      2000             2000                   2000
                                                  ------------     ------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $     (3,955)    $    (20,933)        $      (21,483)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable             (8,019)            (550)                  -
                                                  ------------     ------------         --------------
      Net Cash (Used) by Operating Activities          (11,974)         (21,483)               (21,483)
                                                  ------------     ------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES                      -                -                      -
                                                  ------------     ------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                          52,550           52,550                 62,550
                                                  ------------     ------------         --------------
      Net Cash Provided by Financing Activities         52,550           52,550                 62,550
                                                  ------------     ------------         --------------
NET INCREASE (DECREASE) IN CASH                         40,576           31,067                 41,067

CASH AT BEGINNING OF PERIOD                                491           10,000                   -
                                                  ------------     ------------         --------------
CASH AT END OF PERIOD                             $     41,067     $     41,067         $       41,067
                                                  ============     ============         ==============
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                        $       -        $       -            $         -
  Income taxes                                    $       -        $       -            $         -



See accompanying notes.

UBETIGOLF, INC.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2000 and April 30, 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a.  Organization

  UbetIGolf, Inc. (the Company) was incorporated on April 25, 2000 under the laws of the State of Utah, primarily to take advantage of existing proprietary and non-proprietary software. The software calculates and chronicles numerous types of golf league and group competitions.

  The Company has limited operations, assets and liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

  b.  Accounting Method

  The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year end.

  c.  Cash and Cash Equivalents

  Cash equivalents include short-term, highly liquid investment with maturities of three months or less at the time of acquisition.

  d.  Provision for Taxes

  At October 31, 2000, the Company had net operating loss carryforwards of approximately $21,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation amount of the same amount.

  e.  Additional Accounting Policies

  Additional accounting policies will be established once planned principal operations commence.

  f.  Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

UBETIGOLF, INC.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2000 and April 30, 2000


NOTE 2 -  BASIC LOSS PER SHARE

  The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                   For the          For the
                                                Three Months      Six Months
                                                    Ended            Ended
                                                 October 31,      October 31,
                                                    2000             2000
                                                ------------     ------------
  Income (loss) (numerator)                     $     (3,955)    $   (20,933)

  Weighted average shares outstanding
   (denominator)                                   6,005,839       6,002,919
                                                ------------     -----------
  Basic loss per share                          $      (0.00)    $     (0.00)
                                                ============     ===========

  The computation of basic earnings per share of common stock is based on the weighted standard average number of shares outstanding during the period of the financial statements.

NOTE 3 -  SOFTWARE RIGHTS

  During April 2000, the Company issued 6,000,000 shares to the Company's sole officer, director and shareholder for $10,000 cash and the assignment of all of his rights, title and interest in certain software ("Rights"). The Rights were recorded at a predecessor cost of $-0-. Accordingly, the entire 6,000,000 shares have been recorded at the value of the cash received and are considered founder shares.

NOTE 4 -  GOING CONCERN

  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to create and earn revenues from a software program and through a proposed website to generate revenues from the sale of banner advertising and/or usage fees charged to golf pro shops, golf groups and golf leagues. Until this occurs, shareholders of the Company have committed to meeting the Company's operating expenses.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

General
-------
UBIG was organized on April 25, 2000, under the laws of the State of Utah, by Burke T. Maxfield, who currently is UBIG's sole officer, director and shareholder. In connection with forming UBIG, Mr. Maxfield contributed certain proprietary and non-proprietary software (the "Software") he has developed. The Software calculates and chronicles numerous types of golf league and group competitions.

Business in General
-------------------
UBetIGolf, Inc (UBIG) proposes the creation of an internet web site which will attract golfers worldwide by providing various localized services to amateur golfers, golf leagues, golf groups, golf tournament committees and golf course pro shops. The general objective of UBIG will be to memorialize local tournament and league play so that all competing participants will have the opportunity to return to the UBIG web site to review the results from any given round, double check competition calculations, and provide a "peer review" mechanism for all players. UBIG will enable golf pro shops to input tournament results which may then be professionally printed and therefore quickly/easily viewed in print by tournament participants, as well as reviewed on the UBIG web site by participants through any Internet connection.

UBIG has created proprietary software that calculates and chronicles numerous types of league and group competitions, which without the computer, are time consuming and consequently impractical to calculate manually. UBIG intends to make this software available on its proposed internet web site for use by its initial target market of amateur golfers, golf leagues, golf groups, golf tournament committees and golf course pro shops. UBIG believes this strategy will create substantial traffic for the web site, creating value in terms of both numbers of users and potential advertising revenue from golf-related goods and service providers.

Results of Operations
---------------------
UBIG's operations since inception have consisted of effecting a registration statement and raising funds thereunder for operating capital. UBIG's Registration Statement on Form SB-2 was declared effective on September 5, 2000, and the offering closed on December 4, 2000, following the date of the financial statements included herein. UBIG raised a total of $61,250 in the public offering.

Three and Six Month Periods Ended October 31, 2000
--------------------------------------------------
Revenues and Costs of Sales. UBIG is considered a development stage company and has not yet commenced business operations. UBIG had no revenues for the three and six month periods ended October 31, 2000.

General and Administrative Expense. Total operating expenses for three and six month periods ended October 31, 2000 were $4,051 and $21,029, respectively, consisting primarily of expenses related to UBIG's offering. UBIG expects to incur increased operating expenses as its business operations commence. Net loss for the three and six month periods ended October 31, 2000 was $3,955 and $20,933 respectively.

Liquidity and Capital Resources
-------------------------------
To date, UBIG has financed its operations through cash derived from equity financing. At October 31, 2000, the Company had a working capital surplus of $41,067.

UBIG's accompanying financial statements include a going concern qualification because the UBIG does not have significant cash or other material assets, nor has it established any source of revenues to cover its operating costs and allow it to continue. UBIG intends to create and earn revenues from its software program and through a proposed website to generate revenues from the sale of banner advertising and/or usage fees charged to golf pro shops, golf groups and golf leagues. At this time, however, no such revenues have been generated, nor can management predict when such revenues may begin.

Given its current financial condition, it is unlikely that UBIG could make an additional public sale of securities or be able to borrow any significant sum from either a commercial or private lender. The most likely method available to UBIG would be the private sale of its securities. There can be no assurance that UBIG will be able to obtain such additional funding as needed, or that such funding, if available, can be obtained on terms acceptable to UBIG.

                          PART II - OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS
     None.


                        ITEM 2.  CHANGES IN SECURITIES

     None.


                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.


           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                           ITEM 5.  OTHER INFORMATION

Report of Offering of Securities and Use of Proceeds Therefrom
--------------------------------------------------------------
The following information in provided pursuant to Rule 463 of Regulation C, and Item 701 of Regulation S-B under the Securities Act of 1933, as amended. UBIG offered shares of its common stock pursuant to Registration Statement on Form SB-2, declared effective on September 5, 2000 (the "Offering"). The Offering was for a minimum 500,000 shares up to a maximum of 1,500,000 shares at $0.10 per share. The Offering was closed December 4, 2000, following the sale of 612,500 shares, for gross proceeds of $61,250. The gross proceeds have been disbursed as follows:

   Legal expenses                       $ 19,470.00
   Accounting fees                         1,929.00
   Escrow, bank and printing                 180.03
                                        -----------
      TOTAL PROCEEDS DISBURSED          $ 21,579.03

The balance of the proceeds have been deposited in UBIG's operating account.

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 27.  Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UBetIGolf, Inc.


Dated: December 11, 2000               By:/S/Burke T. Maxfield, President