Form 10QSB
period 2001-01-31
UBETIGOLF INC
filed 2001-03-12
CIK 1114643

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   January 31, 2001

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          6,612,500
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 12, 2001

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

UBETIGOLF, INC.
(A Development Stage Company)
Balance Sheets

  ASSETS

                                          January 31,     April 30,
                                             2001           2000
                                          -----------    ----------
                                          (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents               $    45,453    $   10,000
                                          -----------    ----------
    Total Current Assets                       45,453        10,000
                                          -----------    ----------
    TOTAL ASSETS                          $    45,453    $   10,000
                                          ===========    ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                        $       200    $      550
                                          -----------    ----------
    Total Current Liabilities                     200           550
                                          -----------    ----------
STOCKHOLDERS' EQUITY

  Preferred stock; 5,000,000 shares
   authorized of $0.001 par value,
   -0- shares issued                             -             -
  Common stock; 100,000,000 shares
   authorized of $0.001 par value,
   6,612,500 and 6,000,000 shares
   issued and outstanding, respectively         6,613         6,000
  Additional paid-in capital                   64,637         4,000
  Deficit accumulated during the
   development stage                          (25,997)         (550)
                                          -----------    ----------
    Total Stockholders' Equity                 45,253         9,450
                                          -----------    ----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $    45,453    $   10,000
                                          ===========    ==========


See accompanying notes

UBETIGOLF, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)


                                                                    From
                                   For the          For the       Inception on
                                Three Months     Nine Months        April 25,
                                    Ended            Ended       2000 Through
                                 January 31,      January 31,     January 31,
                                    2001             2001            2001
                                ------------    -------------    ------------
REVENUES                        $       -       $        -       $       -
                                ------------    -------------    ------------
EXPENSES
  General and administrative           5,010           26,039          26,589
                                ------------    -------------    ------------
    Total Expenses                     5,010           26,039          26,589
                                ------------    -------------    ------------
LOSS FROM OPERATIONS                  (5,010)         (26,039)        (26,589)
                                ------------    -------------    ------------
OTHER INCOME
  Interest income                        496              592             592
                                ------------    -------------    ------------
    Total Other Income                   496              592             592
                                ------------    -------------    ------------
NET LOSS                        $     (4,514)   $     (25,447)   $    (25,997)
                                ============    =============    ============
BASIC (LOSS) PER SHARE          $      (0.00)   $       (0.00)
                                ============    =============
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING              6,312,908        6,104,303
                                ============    =============

See accompanying notes.

UBETIGOLF, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

                                                                                      Deficit
                                                                                     Accumulated
                                                                     Additional       During the
                                         Common Stock                 Paid-In        Development
                                     Shares         Amount            Capital           Stage
                                 ----------     -----------         ----------     -----------
Balance at inception on
 April 25, 2000                        -          $    -             $    -         $     -

Common stock issued
 as founders shares for
 cash and the assignment
 of the rights, title and
 interest in certain software,
 recorded at $0.002 per share     6,000,000           6,000              4,000            -

Net loss from inception on
 April 25, 2000 through
 April 30, 2000                        -               -                  -               (550)
                                -----------     -----------         ----------     -----------
Balance, April 30, 2000           6,000,000           6,000              4,000            (550)

Common stock issued for
 cash at $0.10 per share            612,500             613             60,637           -

Net loss for the nine months
 ended January 31, 2001
 (unaudited)                           -              -                   -            (25,447)
                                -----------     -----------         ----------     -----------
Balance, January 31, 2001
 (unaudited)                      6,612,500     $     6,613         $   64,637     $   (25,997)
                                ===========     ===========         ==========     ===========


See accompanying notes

UBETIGOLF, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                                                             From
                                                     For the          For the            Inception on
                                                  Three Months     Nine Months             April 25,
                                                     Ended            Ended              2000 Through
                                                   January 31,      January 31,           January 31,
                                                      2001             2001                   2001
                                                  ------------     ------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $     (4,514)    $    (25,447)        $      (25,997)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                200             (350)                   200
                                                  ------------     ------------         --------------
      Net Cash (Used) by Operating Activities           (4,314)         (25,797)               (25,797)
                                                  ------------     ------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES                      -                -                      -
                                                  ------------     ------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                           8,700           61,250                 71,250
                                                  ------------     ------------         --------------
      Net Cash Provided by Financing Activities          8,700           61,250                 71,250
                                                  ------------     ------------         --------------
NET INCREASE (DECREASE) IN CASH                          4,386           35,453                 45,453

CASH AT BEGINNING OF PERIOD                             41,067           10,000                   -
                                                  ------------     ------------         --------------
CASH AT END OF PERIOD                             $     45,453     $     45,453         $       45,453
                                                  ============     ============         ==============
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                        $       -        $       -            $         -
  Income taxes                                    $       -        $       -            $         -



See accompanying notes.

UBETIGOLF, INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2001 and April 30, 2000

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

  d.  Provision for Taxes

At January 31, 2001, the Company had net operating loss carryforwards of approximately $26,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation amount of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                               For the Nine Months Ended   For the Year Ended
                                  January 31, 2001           April 30, 2000
                               -------------------------   ------------------
Income tax benefit at
 statutory rate                $                   9,670   $              209
Change in valuation allowance                     (9,670)                (209)
                               -------------------------   ------------------
                               $                    -      $             -
                               =========================   ==================

UBETIGOLF, INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2001 and April 30, 2000

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  d.  Provision for Taxes (Continued)

Deferred tax assets (liabilities) are comprised of the following:

                               For the Nine Months Ended   For the Year Ended
                                  January 31, 2001           April 30, 2000
                               -------------------------   ------------------
Income tax benefit at
 statutory rate                $                   9,879   $              209
Change in valuation allowance                     (9,879)                (209)
                               -------------------------   ------------------
                               $                    -      $             -
                               =========================   ==================

Due to the change in ownership provisions of the Tax reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

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

UBETIGOLF, INC.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2001 and April 30, 2000


NOTE 2 -  BASIC LOSS PER SHARE

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                   For the          For the
                                                Three Months     Nine Months
                                                    Ended            Ended
                                                 January 31,      January 31,
                                                    2001             2001
                                                ------------     ------------
  Income (loss) (numerator)                     $     (4,514)    $   (25,447)

  Weighted average shares outstanding
   (denominator)                                   6,312,908       6,104,303
                                                ------------     -----------
  Basic loss per share                          $      (0.00)    $     (0.00)
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

General
-------
UBIG was organized on April 25, 2000, under the laws of the State of Utah, by Burke T. Maxfield, who currently is an officer, a director and the majority shareholder. In connection with forming UBIG, Mr. Maxfield contributed certain proprietary and non-proprietary software (the "Software") he has developed. The Software calculates and chronicles numerous types of golf league and group competitions.

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

Three and Nine Month Periods Ended January 31, 2001
---------------------------------------------------
Revenues and Costs of Sales. UBIG is considered a development stage company and has not yet commenced business operations. UBIG had no revenues for the three and nine month periods ended January 31, 2001.

General and Administrative Expense. Total operating expenses for three and nine month periods ended January 31, 2001 were $5,010 and $26,039, respectively, consisting primarily of expenses related to UBIG's offering. UBIG expects to incur increased operating expenses as its business operations commence. Net loss for the three and nine month periods ended January 31, 2001 was $4,514 and $25,447 respectively.

Liquidity and Capital Resources
-------------------------------
To date, UBIG has financed its operations through cash derived from equity financing. At January 31, 2001, the Company had a working capital surplus of $45,253.

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

   Legal expenses                       $ 22,720
   Accounting fees                         2,829
   Escrow, bank and printing                 340
   Stock transfer fees                       500
                                        --------
      TOTAL PROCEEDS DISBURSED          $ 26,389

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

                                       UBetIGolf, Inc.


Dated: March 12, 2001                  By:/S/Burke T. Maxfield, President