Form 10KSB
period 2001-04-30
UBETIGOLF INC
filed 2001-07-30
CIK 1114643

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       April 30, 2001
                                     --------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

                   Commission File Number          333-38936
                                                   -------
                              UBETIGOLF, INC.
              --------------------------------------------------
              (Exact name of registrant as specified in charter)

          Utah                                               87-0653434
-------------------------------                    --------------------------
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

Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:
                               None
                         ----------------
                         (Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's revenues for its most recent fiscal year:  $-0-

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  At July 24, 2001, there is no bid and asked prices of the common stock and therefore no market value of shares held by non affiliates.

  As of July 24, 2001, the Registrant had 6,612,500 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                    PART I.
                       ITEM 1. DESCRIPTION OF BUSINESS

Business in General
-------------------

(a)  Initial Business Activities
     ---------------------------
UBIG was organized on April 25, 2000, under the laws of the State of Utah, by Burke T. Maxfield, who currently is an officer, a director and the majority shareholder. In connection with forming UBIG, Mr. Maxfield contributed certain proprietary and non-proprietary software (the "Software") he has developed. The Software calculates and chronicles numerous types of golf league and group competitions.

Business in General
-------------------
UBetIGolf, Inc (UBIG) proposed the creation of an internet web site which would attract golfers worldwide by providing various localized services to amateur golfers, golf leagues, golf groups, golf tournament committees and golf course pro shops. The general objective of UBIG was to memorialize local tournament and league play so that all competing participants will have the opportunity to return to the UBIG web site to review the results from any given round, double check competition calculations, and provide a "peer review" mechanism for all players. UBIG planned to enable golf pro shops to input tournament results which might then be professionally printed and therefore quickly/easily viewed in print by tournament participants, as well as reviewed on the UBIG web site by participants through any Internet connection.

UBIG created proprietary software that calculates and chronicles numerous types of league and group competitions, which without the computer, are time consuming and consequently impractical to calculate manually. UBIG intended to make this software available on its proposed internet web site for use by its initial target market of amateur golfers, golf leagues, golf groups, golf tournament committees and golf course pro shops. UBIG believed this strategy would create substantial traffic for the web site, creating value in terms of both numbers of users and potential advertising revenue from golf-related goods and service providers.

However, the climate for internet marketing and business opportunities has changed substantially for the worse since UBIG was formed. In addition, the estimated expense for the proposed web site escalated beyond the resources available to management. Although UBIG has not abandoned its business plan and may proceed to implementation if the business climate improves, management has determined that UBIG should also consider potential alternative business opportunities.

(b)  Current Business Activities
     ----------------------------
Accordingly, since the end of its most recent fiscal year, UBIG has been exploring alternative business prior to commencing business operations. UBIG does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry.

The selection of a new or different business opportunity in which to participate is complex and risky. Additionally, as UBIG has only limited resources, it may be difficult to find good opportunities. There can be no assurance that UBIG will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to UBIG and its shareholders. UBIG will select any potential business opportunity based on management's business judgment.

UBIG's activities are subject to several significant risks which arise primarily as a result of the fact that UBIG has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of UBIG's shareholders. One of these risks is the possibility that UBIG's controlling shareholder could transfer or sell his controlling interest to third parties about whom shareholders will have no information or knowledge of their business acumen and experience. The risks faced by UBIG are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

Competition
-----------
Until such time as UBIG has operations, UBIG will be unable to evaluate the type and extent of its likely competition. UBIG is aware that there are other public companies with only nominal assets that may seek operating businesses or other business opportunities. UBIG is in direct competition with these other public companies in its search for business opportunities.

Employees
---------
As of the date hereof, UBIG does not have any employees and has no plans for retaining employees until such time as UBIG's business warrants the expense, or until UBIG identifies a business opportunity. UBIG may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities
----------
UBIG is currently using as its principal place of business the personal residence of its President and Director located in Kaysville, Utah. UBIG has no written agreement and pays no rent for the use of this facility.

                      ITEM 2. DESCRIPTION OF PROPERTIES

See "Facilities" under Item 1. above.

                            ITEM 3. LEGAL PROCEEDINGS

None.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Although UBIG's common stock is listed on the OTC Bulletin Board under the symbol "UBGF," at July 24, 2001 no bid or ask price has been established.

Since its inception, UBIG has not paid any dividends on its Common Stock, and does not anticipate that it will pay dividends in the foreseeable future. At July 24, 2001, the Company had approximately 32 shareholders of record based on information provided by the Company's transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. The Company is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Results of Operations
---------------------
UBIG is considered a development stage company with no assets or capital and with no operations or income since inception. UBIG's operations since inception have consisted of effecting a registration statement and raising funds thereunder for operating capital. UBIG's Registration Statement on Form SB-2 was declared effective on September 5, 2000, and the offering closed on December 4, 2000, following the date of the financial statements included herein. UBIG raised a total of $61,250 in the public offering.

Year Ended April 30, 2001
-------------------------
Revenues and Costs of Sales. UBIG is considered a development stage company and has not yet commenced business operations. UBIG had no revenues for the year ended April 30, 2001.

General and Administrative Expense. Total operating expenses for year ended April 30, 2001 were $27,897, consisting primarily of expenses related to UBIG's offering and the filing of periodic reports with the SEC. Net loss for the year ended April 30, 2001 was $26,969.

Liquidity and Capital Resources
-------------------------------
To date, UBIG has financed its operations through cash derived from equity financing. At April 30, 2001, UBIG had a working capital surplus of $43,731.

UBIG's accompanying financial statements include a going concern qualification because UBIG does not have significant cash or other material assets, nor has it established any source of revenues to cover its operating costs and allow it to continue. UBIG intended to create and earn revenues from its software program and through a proposed website to generate revenues from the sale of banner advertising and/or usage fees charged to golf pro shops, golf groups and golf leagues. At this time, however, no such revenues have been generated, nor can management predict when such revenues may begin.

It is anticipated that UBIG will require only nominal capital to maintain the corporate viability and the existing funds will most likely be adequate in the immediate future until the completion of a proposed acquisition.

In the opinion of management, inflation has not and will not have a material effect on the operations of UBIG until such time as UBIG successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on UBIG as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
-----------------
Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. UBIG's directors may receive compensation for services provided until such time as an acquisition or merger can be accomplished. However, if UBIG engages outside advisors or consultants, it may be necessary for UBIG to attempt to raise additional funds. UBIG has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

Given its current operating and financial condition, it is unlikely that UBIG could make an additional public sale of securities or be able to borrow any significant sum from either a commercial or private lender. The most likely method available to UBIG would be the private sale of its securities. There can be no assurance that UBIG will be able to obtain such additional funding as needed, or that such funding, if available, can be obtained on terms acceptable to UBIG.

UBIG has been relying on the efforts of its President and controlling shareholder at no charge and does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for new or alternative business opportunities during the next twelve months.

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

   Legal expenses                       $ 22,820
   Accounting fees                         3,029
   Escrow, bank and printing                 340
   Stock transfer fees                       500
                                        --------
      TOTAL PROCEEDS DISBURSED          $ 26,689

The balance of the proceeds have been deposited in UBIG's operating account.

                        ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

                                PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age, and position of each executive officer and director and the term of office of each Director of UBIG as of April 30, 2001.

Name               Age     Position              Held Position Since
----               ---     --------              -------------------
Burke T. Maxfield   50     President
                           and Director          April 2000

Robyn Ann Heyrend   49     Vice president        January 2001
                           and Director

Anna C. Maxfield    22     Secretary/Treasurer   January 2001
                           and Director

The term of office of each director is one year and until his or her successor is elected at the Registrant's annual shareholders' meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until a successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Biographical Information
------------------------
Set forth below is certain biographical information with respect to UBIG's existing officer and director.

Burke T. Maxfield, age 50, is a director and President of UBIG. Mr. Maxfield has extensive experience in sales, management, marketing, accounting, finance, strategic planning, and economic modeling. He has considerable software application skills and has created numerous complex spreadsheets, has used computer fax applications to mass market, and has created and written marketing materials, business plans, and various documents using sophisticated attributes of word processors.

From 1998 through 1999, Mr. Maxfield served as President of United Financial Services LC ("United") of Kaysville, Utah, a niche finance company that specialized in providing loans to people who wished to start home-based businesses. United's operations were discontinued during the 4th quarter of 1999 when the company which underwrote the loans made by United was sold. The new owner of this underwriting company chose not to continue making loans in the niche market that United had served. For the four years prior to this involvement, Mr. Maxfield served as the Vice President of Marketing and Vice

President of Sales for Document Control Systems, Inc. (DCS). Mr. Maxfield was a co-founder of this software development company, which markets document control software primarily to manufacturing companies. Although Mr. Maxfield maintains a significant interest in DCS and is subject to a non-competitive agreement, it is not anticipated that the activities of the UBetIGolf Inc. will in any way pose a conflict of interest. Mr. Maxfield is a 1978 graduate of the University of Utah where he earned a Bachelor of Science Degree in Business Finance.

Robyn A. Heyrend, age 49, is Vice President and Director of UBIG. Ms. Heyrend graduated from the University of Utah in 1986 with a Bachelor of Science degree in Psychology. Over the past five years, Ms. Heyrend has been a licensed real estate agent in both Idaho and Utah. From 1994 to 1995, Ms. Heyrend worked for Parke Point of Boise, Idaho. From 1995 to 1997, she worked for Coldwell Banker Premier of Salt Lake City, Utah. From 1997 to the present, she has worked for Prudential of Utah, Salt Lake City, Utah. Ms. Herend was formerly Mr. Maxfield's wife, and is the mother of Anna C. Maxfield.

Anna C. Maxfield, age 22, is a student at the University of Utah where she is studying Communications and Pre-law. Ms. Maxfield is the daughter of Burke
T. Maxfield and Robyn A. Heyrend.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------
UBIG is not subject to the requirements of Section 16(a) of the Exchange Act.


                     ITEM 10.  EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for UBIG's last completed fiscal year (since inception on April 25, 2000)to UBIG's chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at April 30, 2001, the end of the Company's last completed fiscal year):

                                   Summary Compensation Table
                                                         Long Term Compensation
                                                         ----------------------
                     Annual Compensation                 Awards       Payouts
                                           Other        Restricted
Name and                                   Annual        Stock     Options LTIP     All other
Principal Position Year Salary    Bonus($) Compensation   Awards   /SARs   Payout  Compensation
------------------ ---- ------    -------- ------------   ------   ------- ------  ------------
Burke Maxfield Pres 2000 $   -0-    -0-       -0-         -0-      -0-     -0-       -0-
 and Chairman


Employment Agreements and Benefits: None.

Compensation of Directors: None.

Termination of Employment and Change of Control Arrangement: None.

Options/SAR Grants in Last Fiscal Year: None.

Bonuses and Deferred Compensation: None.

Compensation Pursuant to Plans: None.

Pension Table: Not Applicable.

Other Compensation: None

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 30, 2001, the name and the number of shares of UBIG's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 6,612,500 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of   Name and Address          Amount and Nature of            Percent
Class      Of Beneficial Owner       Beneficial Ownership            of Class
--------   -------------------      ---------------------            --------
Common     Burke T. Maxfield        6,000,000      Direct              90.74
           1108 Brookhaven Drive
           Kaysville, Utah 84037


Officers and Directors
--------------------------------
Common     Burke T. Maxfield, Pres
            and Director                      -------See Above-------

Common     Robyn Ann Heyrend, Vice      5,000      Direct               0.08
            President and Director

Common     Anna C. Maxfield, Sec/       5,000      Direct               0.08



All Officers, Directors, and
 Nominees as a Group (3 Persons)    6,010,000                          90.89
                                    =========                          =====


             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The three directors are related. Burke Maxfield is the ex-spouse of Robyn Heyrend, and Anna Maxfield is their daughter.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of HJ & Associates, LLC                       12
Balance Sheet as of April 30, 2001                                         13
Statements of Operations for the year ended April 30, 2001
 and from inception on April 25, 2000 through April 30, 2001               14
Statements of Stockholders' Equity for the years ended April 30, 2000
 and 2001                                                                  15
Statements of Cash Flows for the year ended April 30, 2001
 and from inception on April 25, 2000 through April 30, 2001               16
Notes to Financial Statements                                              17

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                        UBETIGOLF, INC.


Date: April 25, 2001                  By /S/ Burke T. Maxfield
                                         President and Director

Date: April 25, 2001                  By /S/ Robyn Ann Heyrend
                                         Vice President and Director

Date: April 25, 2001                  By /S/ Anna C. Maxfield
                                         Secretary/Treasurer and Director

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors
UBetIGolf, Inc.
(A Development Stage Company)
Kaysville, Utah

We have audited the accompanying balance sheet of UBetIGolf, Inc. (a development stage company) as of April 30, 2001, and the related statements of operations, stockholders' equity and cash flows for the year ended April 30, 2001 and from inception on April 25, 2000 through April 30, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UBetIGolf, Inc. (a development stage company) as of April 30, 2001 and the results of its operations and its cash flows for the year ended April 30, 2001 and from inception on April 25, 2000 through April 30, 2000 and 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
June 21, 2001

UBETIGOLF, INC.
(A Development Stage Company)
Balance Sheet


ASSETS

                                                            April 30,
                                                              2001
                                                          ------------
CURRENT ASSETS

  Cash and cash equivalents                               $     44,066
                                                          ------------
    Total Current Assets                                        44,066
                                                          ------------
    TOTAL ASSETS                                          $     44,066
                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                        $        335
                                                          ------------
    Total Current Liabilities                                      335
                                                          ------------
STOCKHOLDERS' EQUITY

  Preferred stock; 5,000,000 shares authorized of $0.001
   par value, -0- shares issued                                   -
  Common stock; 100,000,000 shares authorized of $0.001
   par value, 6,612,500 shares issued and outstanding            6,612
  Additional paid-in capital    64,638
  Deficit accumulated during the development stage             (27,519)
                                                          ------------
    Total Stockholders' Equity                                  43,731
                                                          ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $     44,066
                                                          ============




The accompanying notes are an integral part of these financial statements.

UBETIGOLF, INC.
(A Development Stage Company)
Statements of Operations


                                   For the                From Inception on
                                  Year Ended           April 25, 2000 Through
                                   April 30,                 April 30,
                                     2001                2000          2001
                                  ----------          ----------   ----------

REVENUES                          $     -             $     -      $     -
                                  ----------          ----------   ----------
EXPENSES                              27,897                 550       28,447
                                  ----------          ----------   ----------
OPERATING LOSS                       (27,897)               (550)     (28,447)
                                  ----------          ----------   ----------
OTHER INCOME (EXPENSE)

  Interest income                        928                -             928
                                  ----------          ----------   ----------
    Total Other Income (Expense)         928                -             928
                                  ----------          ----------   ----------
NET LOSS                          $  (26,969)         $     (550)  $  (27,519)
                                  ==========          ==========   ==========
BASIC LOSS PER SHARE              $    (0.00)         $    (0.00)
                                  ==========          ==========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                6,228,219           6,000,000
                                  ==========          ==========




The accompanying notes are an integral part of these financial statements.

UBETIGOLF, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

                                                                                      Deficit
                                                                                     Accumulated
                                                                     Additional       During the
                                         Common Stock                 Paid-In        Development
                                     Shares         Amount            Capital           Stage
                                 ----------     -----------         ----------     -----------
Balance at inception on
 April 25, 2000                        -          $    -             $    -         $     -

Common stock issued
 as founders shares for
 cash and the assignment
 of the rights, title and
 interest in certain software,
 recorded at $0.002 per share     6,000,000           6,000              4,000            -

Net loss from inception on
 April 25, 2000 through
 April 30, 2000                        -               -                  -               (550)
                                -----------     -----------         ----------     -----------
Balance, April 30, 2000           6,000,000           6,000              4,000            (550)

Common stock issued for
 cash at $0.10 per share            612,500             612             60,638           -

Net loss for the year ended
 April 30, 2001                        -               -                  -            (26,969)
                                -----------     -----------         ----------     -----------
Balance, April 30, 2001           6,612,500     $     6,612         $   64,638     $   (27,519)
                                ===========     ===========         ==========     ===========








The accompanying notes are an integral part of these financial statements.

UBETIGOLF, INC.
(A Development Stage Company)
Statements of Cash Flows



                                                   For the                  From Inception on
                                                  Year Ended              April 25, 2000 Through
                                                   April 30,                    April 30,
                                                     2001                  2000           2001
                                                  ----------             ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                        $  (26,969)            $    (550)   $  (27,519)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable             (215)                  550           335
                                                  ----------             ---------    ----------
      Net Cash (Used) by Operating Activities        (27,184)                 -          (27,184)
                                                  ----------             ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES                    -                     -             -
                                                  ----------             ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash                        61,250                10,000        71,250
                                                  ----------             ---------    ----------
      Net Cash Provided by Financing Activities       61,250                10,000        71,250
                                                  ----------             ---------    ----------
NET INCREASE IN CASH                                  34,066                10,000        44,066
                                                  ----------             ---------    ----------
CASH AT BEGINNING OF PERIOD                           10,000                  -             -
                                                  ----------             ---------    ----------
CASH AT END OF PERIOD                             $   44,066             $  10,000    $   44,066
                                                  ----------             ---------    ----------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                        $    -                 $    -       $     -
  Income taxes                                    $    -                 $    -       $     -






The accompanying notes are an integral part of these financial statements.

UBETIGOLF, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2001 and 2000


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

  d.  Provision for Taxes

At April 30, 2001, the Company had a net operating loss carryforwards of approximately $27,500 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                              For the Years Ended
                                                   April 30,
                                               2001         2000
                                             --------     --------
  Income tax benefit at statutory rate       $ 10,250     $    200
  Change in valuation allowance               (10,250)        (200)
                                             --------     --------
                                             $   -        $   -
                                             ========     ========

UBETIGOLF, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2001 and 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  (Continued)

  d.  Provision for Taxes (Continued)

Deferred tax assets (liabilities) are comprised of the following:


                                              For the Years Ended
                                                   April 30,
                                               2001         2000
                                             --------     --------
  Income tax benefit at statutory rate       $ 10,450     $    200
  Change in valuation allowance               (10,450)        (200)
                                             --------     --------
                                             $   -        $   -
                                             ========     ========

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

  g.  Basic Net Loss Per Share

The computation of basic loss per share is based on the weighted average number of shares issued and outstanding during the periods of the financial statements as follows:

                                                   April 30,
                                               2001         2000
                                            ---------    ---------
    Numerator - loss                       $  (26,969)  $     (550)
    Denominator - weighted average number
      Of shares outstanding                 6,228,219    6,000,000

    Loss per share                         $    (0.00)  $    (0.00)

UBETIGOLF, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2001 and 2000

NOTE 2 -  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to create and earn revenues from a software program and through a proposed website to generate revenues from the sale of banner advertising and/or usage fees charged to golf pro shops, golf groups and golf leagues. Until this occurs, shareholders of the Company have committed to meeting the Company's operating expenses.

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