Form 10QSB
period 2001-07-31
UBETIGOLF INC
filed 2001-09-14
CIK 1114643

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:   July 31, 2001

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

(1)  Yes X    No     (2)  Yes X     No
        ---     ---          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                          6,612,500
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 14, 2001

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

UBETIGOLF, INC.
(A Development Stage Company)
Balance Sheets


ASSETS

                                                   July 31,     April 30,
                                                      2001        2001
                                                   ---------    ---------
                                                  (Unaudited)
CURRENT ASSETS

Cash and cash equivalents                         $   44,404   $   44,066
                                                   ---------    ---------
Total Current Assets                                  44,404       44,066
                                                   ---------    ---------
TOTAL ASSETS                                      $   44,404   $   44,066
                                                   =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                  $    1,200   $      335
                                                   ---------    ---------
Total Current Liabilities                              1,200          335
                                                   ---------    ---------
STOCKHOLDERS' EQUITY

Preferred stock; 5,000,000 shares authorized
 of $0.001  par value, -0- shares issued                -            -
Common stock; 100,000,000 shares authorized
 of $0.001 par value, 6,612,500 shares issued
 and outstanding                                       6,612        6,612
Additional paid-in capital                            64,638       64,638
Deficit accumulated during the development stage     (28,046)     (27,519)
                                                   ---------    ---------
Total Stockholders' Equity                           43,2044        3,731
                                                   ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   44,404   $   44,066
                                                   =========    =========


See accompanying notes.

UBETIGOLF, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)


                                                                     From
                                                                 Inception on
                                         For the                   April 25,
                                    Three Months Ended           2000 Through
                                         July 31,                  July 31,
                                     2001        2000                2001
                                   --------   --------           -----------
REVENUES                          $    -     $    -             $       -
                                   --------   --------           -----------
EXPENSES

General and administrative              865     16,978                29,312
                                   --------   --------           -----------
Total Expenses                          865     16,978                29,312
                                   --------   --------           -----------
LOSS FROM OPERATIONS                   (865)   (16,978)              (29,312)
                                   --------   --------           -----------
OTHER INCOME

Interest income                         338       -                    1,266
                                   --------   --------           -----------
Total Other Income                      338       -                    1,266
                                   --------   --------           -----------
NET LOSS                          $    (527) $ (16,978)         $    (28,046)
                                   ========   ========           ===========
BASIC (LOSS) PER SHARE            $   (0.00) $   (0.00)
                                   ========   ========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                6,612,500  6,000,000
                                  =========  =========






See accompanying notes.

UBETIGOLF, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

                                                                                      Deficit
                                                                                     Accumulated
                                                                     Additional       During the
                                         Common Stock                 Paid-In        Development
                                     Shares         Amount            Capital           Stage
                                 ----------     -----------         ----------     -----------
Balance at inception on
 April 25, 2000                        -          $    -             $    -         $     -

Common stock issued
 as founders shares for
 cash and the assignment
 of the rights, title and
 interest in certain software,
 recorded at $0.002 per share     6,000,000           6,000              4,000            -

Net loss from inception on
 April 25, 2000 through
 April 30, 2000                        -               -                  -               (550)
                                -----------     -----------         ----------     -----------
Balance, April 30, 2000           6,000,000           6,000              4,000            (550)

Common stock issued for
 cash at $0.10 per share            612,500             612             60,638           -

Net loss for the year ended
 April 30, 2001                        -               -                  -            (26,969)
                                -----------     -----------         ----------     -----------
Balance, April 30, 2001           6,612,500     $     6,612         $   64,638     $   (27,519)

Net loss for the three months
 ended July 31, 2001
 (Unaudited)                           -               -                  -               (527)
                                -----------     -----------         ----------     -----------
Balance, July 31, 2001
 (Unaudited)                      6,612,500     $     6,612         $   64,638     $   (28,046)
                                ===========     ===========         ==========     ===========








See accompanying notes.

UBETIGOLF, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)


                                                                                From
                                                                             Inception on
                                                        For the               April 25,
                                                  Three Months Ended        2000 Through
                                                       July 31,               July 31,
                                                   2001        2000             2001
                                                 ---------   ---------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                         $    (527)  $ (16,978)     $    (28,046)
Changes in operating assets and liabilities:
Increase in accounts payable                           865       7,469             1,200
                                                 ---------   ---------      ------------
Net Cash (Used) by Operating Activities                338      (9,509)          (26,846)
                                                 ---------   ---------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES                  -           -                 -
                                                 ---------   ---------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash                          -           -               71,250
                                                 ---------   ---------      ------------
Net Cash Provided by Financing Activities             -           -               71,250
                                                 ---------   ---------      ------------
NET INCREASE (DECREASE) IN CASH                        338      (9,509)           44,404

CASH AT BEGINNING OF PERIOD                         44,066      10,000              -
                                                 ---------   ---------      ------------
CASH AT END OF PERIOD                            $  44,404   $     491      $     44,404
                                                 ---------   ---------      ------------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

Interest                                         $    -      $    -         $       -
Income taxes                                     $    -      $    -         $       -




See accompanying notes.

UBETIGOLF, INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2001 and April 30, 2001


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

UBETIGOLF, INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2001 and April 30, 2001


NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

g.  Basic Net Loss Per Share

The computation of basic loss per share is based on the weighted average number of shares issued and outstanding during the periods of the financial statements as follows:

                                        For the Three Months Ended
                                                 July 31,
                                             2001       2000
                                         ---------    ---------
Numerator - loss                        $     (527)  $  (16,978)
Denominator - weighted average number
  Of shares outstanding                  6,612,500    6,000,000
                                         ---------    ---------
Loss per share                          $    (0.00)  $    (0.00)
                                         =========    =========

NOTE 2 -GOING CONCERN

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

NOTE 3 -SOFTWARE RIGHTS

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

UBETIGOLF, INC.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2001 and April 30, 2001


NOTE 4 - RELATED PARTY TRANSACTION

During the three months ended July 31, 2001 the Company loaned the president $5,000. The loan was paid back in its entirety plus interest by the end of the period.

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

Three Months Ended July 31, 2001
--------------------------------
Revenues and Costs of Sales. UBIG is considered a development stage company and has not yet commenced business operations. UBIG had no revenues for the three months ended July 31, 2001.

General and Administrative Expense. Total operating expenses for three months ended July 31, 2001 were $865, consisting primarily of expenses related to the filing of periodic reports with the SEC. Net loss for the three months ended July 31, 2001 was $527. Total expenses and net loss for the previous year period were much higher due to the expenses related to the filing of UBIG's Registration Statement as described above.

Liquidity and Capital Resources
-------------------------------
To date, UBIG has financed its operations through cash derived from equity financing. At July 31, 2001, UBIG had a working capital surplus of $43,204.

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

     None.

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UBetIGolf, Inc.


Dated: September 14, 2001              By:/S/Burke T. Maxfield, President