Form 10QSB
period 2001-10-30
UBETIGOLF INC
filed 2001-12-14
CIK 1114643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended October 30th, 2001

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act.


                       Commission file number: 333-38936


                             NEW ENERGY CORPORATION
        (Exact name of small business issuer as specified in its charter)


            UTAH                                                 87-0653434
(State or other jurisdiction                                    (IRS Employer
      of incorporation)                                      Identification No.)


                          5580 La Jolla Blvd, Suite 506
                               La Jolla. CA 92037
                    (Address of principal executive offices)


                                 (619)-615-8647
                           (Issuer's Telephone Number)


                                 UBETIGOLF, INC.
                              1108 Brookhaven Drive
                              Kaysville, Utah 84037
                    (Former name, address since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,677,000 shares as of December 3rd, 2001

ITEM 1. FINANCIAL STATEMENTS

                                 UBETIGOLF, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                        October 30,   April 30,
                                                           2001         2001
                                                         --------     --------
                                                        (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                              $ 40,632      $ 44,066
                                                         --------      --------
    Total Current Assets                                   40,632        44,066
                                                         --------      --------

    TOTAL ASSETS                                         $ 40,632      $ 44,066
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                      $     --      $    335
                                                         --------      --------

     Total Current Liabilities                                 --           335
                                                         --------      --------

STOCKHOLDERS' EQUITY
  Preferred stock: 5,000,000 shares authorized at
    $0.001 par value; -0- shares issued                        --            --
  Common stock: 100,000,000 shares authorized at
    $0.001 par value, 39,675,000 issued and outstanding    39,675        39,675
  Additional paid-in capital                               31,575        31,575
  Deficit accumulated during the development stage        (30,618)      (27,519)
                                                         --------      --------

    Total Stockholders' Equity                             40,632        43,731
                                                         --------      --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 40,632      $ 44,066
                                                         ========      ========

                                 UBETIGOLF, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                               From
                                                          For the                     For the              Inception on
                                                     Three Months Ended           Six Months Ended           April 25,
                                                         October 31,                  October 31,           2000 Through
                                                --------------------------   ---------------------------    October 31,
                                                   2001           2000          2001            2000           2001
                                                -----------    -----------   -----------     -----------    -----------
REVENUES                                        $        --    $        --   $        --     $        --    $        --

EXPENSES
  General and administrative                          2,753          4,051         3,618          21,029         32,065
                                                -----------    -----------   -----------     -----------    -----------

       Total Expenses                                 2,753          4,051         3,618          21,029         32,065
                                                -----------    -----------   -----------     -----------    -----------

LOSS FROM OPERATIONS                                 (2,753)        (4,051)       (3,618)        (21,029)       (32,065)
                                                -----------    -----------   -----------     -----------    -----------
OTHER INCOME
  Interest income                                       181             96           519              96          1,447
                                                -----------    -----------   -----------     -----------    -----------

       Total Other Income                               181             96           519              96          1,447
                                                -----------    -----------   -----------     -----------    -----------

NET LOSS                                        $    (2,572)   $    (3,955)  $    (3,099)    $   (20,933)   $   (30,618)
                                                ===========    ===========   ===========     ===========    ===========

BASIC LOSS PER SHARE                            $     (0.00)   $     (0.00)  $     (0.00)    $     (0.00)
                                                ===========    ===========   ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    39,675,000     39,153,000    39,675,000      37,576,500
                                                ===========    ===========   ===========     ===========

                                 UBETIGOLF, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                              Common Stock          Additional    During the
                                                                         ----------------------      Paid-In     Development
                                                                           Shares       Amount       Capital        Stage
                                                                         ---------    ---------     ---------     ---------
Balance at inception on April 25, 2000                                          --    $      --     $      --     $      --

Common stock issued as founders shares for cash and
 the assignment of the rights, title and interest in
 certain software, recorded at $0.0003 per share                        36,000,000       36,000       (26,000)           --

Net loss from inception on April 25, 2000 through
 April 30, 2000                                                                 --           --            --          (550)
                                                                       -----------    ---------     ---------     ---------

Balance, April 30, 2000                                                 36,000,000       36,000       (26,000)         (550)

Common stock for cash at $0.017 per share                                3,675,000        3,675        57,575            --

Net loss for the year ended April 30, 2001                                      --           --            --       (26,969)
                                                                       -----------    ---------     ---------     ---------

Balance, April 30, 2001                                                 39,675,000       39,675        31,575       (27,519)

Net loss for the six months ended October 31, 2001 (unaudited)                  --           --            --        (3,099)
                                                                       -----------    ---------     ---------     ---------

Balance, October 31, 2001 (unaudited)                                  $39,675,000    $  39,675     $  31,575     $ (30,618)
                                                                       ===========    =========     =========     =========

                                 UBETIGOLF, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        From
                                                                 For the            Inception on
                                                             Six Months Ended         April 25,
                                                                October 31,         2000 Through
                                                          ----------------------     October 31,
                                                            2001          2000          2001
                                                          --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $ (3,099)     $(20,933)     $(30,618)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                   (335)         (550)           --
                                                          --------      --------      --------

          Net Cash Used by Operating Activities             (3,434)      (21,483)      (30,618)
                                                          --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES                            --            --            --
                                                          --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                  --        52,550        71,250
                                                          --------      --------      --------

          Net Cash Provided by Financing Activities             --        52,550        71,250
                                                          --------      --------      --------

NET INCREASE (DECREASE) IN CASH                             (3,434)       31,067        40,632

CASH AT BEGINNING OF PERIOD                                 44,066        10,000            --
                                                          --------      --------      --------

CASH AT END OF PERIOD                                     $ 40,632      $ 41,067      $ 40,632
                                                          ========      ========      ========
CASH PAID FOR:
  Interest                                                $     --      $     --      $     --
  Income taxes                                            $     --      $     --      $     --

                                 UBETIGOLF, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       October 31, 2001 and April 30, 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its April 30, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2002.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of October 31, 2001, the Company does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Subsequent to October 31, 2001, the Company recently consummated a merger with an operating company (See
     Note 3) which management believes will provide ample revenues to allow the Company to continue as a viable going concern entity.

NOTE 3 - SUBSEQUENT EVENTS

     Subsequent to October 31, 2001, a former president of the Company returned 30,000,000 shares of the Company's common stock to the Company treasury as consideration for the Company assigning back to the former president its exclusive rights relating to its golf software technology. The former president originally contributed these rights, along with $10,000 in cash, in April, 2000 in exchange for 36,000,000 shares of the Company's common stock. The golf software technology was originally recorded on the Company's books at the predecessor cost of $0.

                                 UBETIGOLF, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       October 31, 2001 and April 30, 2001


NOTE 3 - SUBSEQUENT EVENTS (Continued)

     On November 18, 2001, the Company consummated an acquisition agreement with New Energy Corporation, a California corporation ("NEC"), under which the Company contracted to exchange 10,002,000 newly issued shares of its restricted common stock for 100% of the outstanding capital stock of NEC. Pursuant to further stipulations of the agreement, all directors of the Company resigned from their respective positions, and upon closing, NEC's shareholders received a controlling interest in and complete management control over the Company.

     Subsequent to October 31, 2001, the Company elected to forward-split its common stock on a six-for-one basis. The number of common shares issued and outstanding immediately prior to the forward split totaled 3,279,500, and immediately following the forward-split were 19,677,000. All references to the Company's common stock made in these financial statements are retroactively stated to reflect this forward-split.

ITEM 2. PLAN OF OPERATIONS.

On November 18, 2001, UBETIGOLF Inc., executed an agreement to acquire 100% of the issued stock of New Energy Corporation. New Energy Corporation became a whole owned subsidiary as of the date of closing. The existing officers and directors of the company appointed James McDonald, Matt Rogers and Tor Ewald as directors of the company and resigned effective the closing of the transaction. The Company changed its name to New Energy Corporation.

New Energy Corporation (Subsidiary) produces electrical and thermal energy from Solar Generators that are manufactured by a service provider. The Company sells the energy produced to host customers that sign 10 to 20 year power purchase agreements. The Company collects free sunlight and earns income from host customers who receive a 20% discount when compared to retail utility prices for electricity and thermal energy. The Company additionally develops funding sources to fulfill host customer orders for Solar Generators.

     HIGH CONCENTRATION PHOTOVOLTAIC (HCPV) SOLAR GENERATOR PRODUCT LINE: HCPV solar generator systems utilize miniature concentrator gallium-arsenide solar chips (sq.) that yield between 15 and 20 watts per chip of electrical energy. There are two types of solar electrical/thermal generators - one that reflects sunlight and one that refracts sunlight. The reflection system houses the solar chips in a mirrored parabola that reflects the sunlight onto a string of solar chips mounted on a cooling channel - which is how thermal energy is also created. The refraction system utilizes a Fresnel lens to concentrate the sun's rays - up to 500 times - onto a string of solar chips mounted on the cooling channel. A Dual Axis Tracking system enables the HCPV generator to receive perpendicular solar radiation producing 30% more energy per day than fixed or non-tracking systems.

     The New Energy product line consists of 14 systems. 3 Residential Systems - ranging from 2.5kWh to 5.5kWh, 3 Commercial Systems - ranging from 25kWh to 100kWh, 4 Industrial Systems - ranging from 250kWh to 5MW and 4 Utility Scale Systems - ranging from 50MW to 1,000MW.

New Energy purchases HCPV Solar Generators from its strategic alliance partner, MegaWatt Energy Corporation. New Energy has a Joint Marketing Agreement with MegaWatt Energy to fulfill customer orders on a partial upfront payment and deferred payment schedule wherein the deferred payments are effected from the power purchase revenues derived from customers. New Energy effects the partial upfront payment from funding sources that advance the payment against in-place government rebates. New Energy sells the power to the customer and disburses a portion of the realized revenues to the funding sources and to MegaWatt Energy Corporation against the deferred payment schedule.

Currently the company's HCPV solar generator provider is in the process of manufacturing solar generator systems to fulfill initial installation requirements. The company owned component parts inventory consists of approximately 850kWh of HCPV solar generators. The company has interest from a number of customers to purchase electrical and thermal power contingent upon the installation of HCPV solar generators. The company is in the process of developing funding sources to complete the installation of generator needs at the sites under contract. These funds will be raised through various financial arrangements including tax incentive and revenue participation programs. The company has sufficient cash reserves to meet its operational overhead for the next calendar year. The company intends to fund the company's business plan from future revenues and equity financing.

EMPLOYEES

The company has three employees, John McDonald, President; Matt Rogers, Vice-President and; Tor Ewald, Secretary/Treasurer. The company utilizes the services of several outside consultants to assist with business development, financial development and business strategy.

RESULTS OF OPERATIONS

Since the date of the acquisition of New Energy Corporation, the company began engaging in significant operations including organizational activities, capital acquisition, promotional and sales efforts and initial equipment deployment. Five host customer sites were ordered to have HCPV solar generator systems installed. The company has several more customers awaiting inspection of sites by the company prior to entering power purchase agreements.

LIQUIDITY AND CAPITAL RESOURCES

Operating expenses average $15,000 per month and have been paid from cash reserves. The management is presently negotiating for $10,000,000 equity funding for expansion of operations through calendar year 2002. Management is also negotiating with several funding sources, utilizing government tax incentive and subsidy programs, for the placement of HCPV solar generators at host customer sites.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

N/A

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)  EXHIBITS

     2.1 Acquisition Agreement with New Energy Corporation (Incorporated by Reference on Company's Form 8-K filing of 12/03/2001)

     3.1 Articles of Incorporation. (Incorporated by reference on Company's Form SB-2 filing of 6/9/2000)

     3.2 Amended Articles of Incorporation (Incorporated by reference on Company's Form 8-K filing of 12/03/2001)

     3.3 Bylaws (Incorporated by reference on Company's Form SB-2 filing of 6/09/2000)


(b) REPORTS ON FORM 8-K

     Form                        Description                             Date
     ----                        -----------                             ----
      8-K        Acquisition Agreement With New Energy Corp.          12/03/2001


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             New Energy Corporation
                                             (Registrant)


Date: 12/13/01                               /s/ Tor Ewald
                                             -----------------------------------
                                             Tor Ewald, Secretary/Treasurer