Form 10QSB
period 2002-01-31
NEW ENERGY CORP
filed 2002-05-22
CIK 1114643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

    For the quarterly period ended January 31st, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act.

                       Commission file number: 333-38936


                                 UBETIGOLF, INC,
                       D/B/A NEW ENERGY CORPORATION, INC.
        (Exact name of small business issuer as specified in its charter)


             UTAH                                                87-0653434
(State or other jurisdiction                                   (IRS Employer
      of incorporation)                                      Identification No.)


    5685 La Jolla Blvd., La Jolla CA                                92037
(Address of principal executive offices)                         (Zip Code)


5580 La Jolla Blvd., La Jolla CA, Suite 506                      92037-7651
         (Mailing address)                                       (Zip Code)


       Registrant's telephone number, including area code: (619)-615-8647


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,677,000 as of March 22nd, 2002.

ITEM 1. FINANCIAL STATEMENTS

                         UBETIGOLF, INC. AND SUBSIDIARY
                          D/B/A NEW ENERGY CORPORATION
                          (A Development Stage Company)

                  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 31, 2002

                                      INDEX

CONSOLIDATED BALANCE SHEETS                                                    1

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)                              2

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)                     3

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                              4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  5-12

ITEM 2.  MANAGEMENT' PLAN OF OPERATION                                     13-16

PART II --- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   16

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                           16

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                    17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17

ITEM 5.    OTHER INFORMATION                                                  17

ITEM 6.    EXHIBITS AND FORMS ON FORM 8K                                   17-18

                         UBETIGOLF, INC. AND SUBSIDIARY
                          D/B/A NEW ENERGY CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                      January 31,   October 31,
                                                                         2002          2001
                                                                       --------      --------
                                                                      (Unaudited)
    ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                          $  7,832      $     --
    Inventory                                                            10,000        10,000
    Due from related party                                               59,130            --
                                                                       --------      --------
       Total current assets                                              76,962        10,000

    Other assets                                                          1,578            --
                                                                       --------      --------

       TOTAL ASSETS                                                    $ 78,540      $ 10,000
                                                                       ========      ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                              $ 32,490      $  2,500
                                                                       --------      --------

COMMITMENTS AND CONTINGENCIES                                                --            --

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value; 100,000,000 shares authorized,
     19,677,000 and 16,002,000 shares issued and outstanding             19,677        16,002
    Additional paid-in capital                                           (9,677)       (6,002)
    Equity (deficit) accumulated during the development stage            36,050        (2,500)
                                                                       --------      --------
       Total stockholders' equity                                        46,050         7,500
                                                                       --------      --------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 78,540      $ 10,000
                                                                       ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         UBETIGOLF, INC. AND SUBSIDIARY
                          D/B/A NEW ENERGY CORPORATION
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                    Cumulative
                                                                  From Inception
                                                 For the Three     September 24,
                                                 Months Ended         2001 to
                                                  January 31,       January 31,
                                                      2002             2002
                                                    -------          -------

REVENUE                                             $79,100          $79,100

COST OF SALES                                            --               --
                                                    -------          -------

GROSS PROFIT                                         79,100           79,100

General and administrative expenses                 (30,690)         (33,190)
                                                    -------          -------

INCOME FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                         48,410           45,910

PROVISION FOR INCOME TAXES                           (9,860)          (9,860)
                                                    -------          -------

NET INCOME                                          $38,550          $36,050
                                                    =======          =======

NET INCOME PER COMMON SHARE

  Basic and diluted                                 $  0.00          $  0.00
                                                    =======          =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         UBETIGOLF, INC. AND SUBSIDIARY
                          D/B/A NEW ENERGY CORPORATION
                          (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   FOR THE THREE MONTHS ENDED JANUARY 31, 2002

                                                                                  Equity (Deficit)
                                                                                    Accumulated
                                              Common Stock          Additional       During the
                                      -------------------------       Paid-in       Development
                                        Shares         Amount         Capital          Stage          Total
                                      ----------     ----------     ----------      ----------      ----------
Balance at October 31, 2001
  adjusted to reflect outstanding
  shares of New Energy
  Corporation                         16,002,000     $   16,002     $   (6,002)     $   (2,500)     $    7,500

Acquisition of net assets of
  UBETIGOLF, Inc. (Unaudited)          3,675,000          3,675         (3,675)             --              --

Net income (Unaudited)                        --             --             --          38,550          38,550
                                      ----------     ----------     ----------      ----------      ----------

Balance at
  January 31, 2002 (Unaudited)        19,677,000     $   19,677     $   (9,677)     $   36,050      $   46,050
                                      ==========     ==========     ==========      ==========      ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         UBETIGOLF, INC. AND SUBSIDIARY
                          D/B/A NEW ENERGY CORPORATION
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Cumulative
                                                                           From Inception
                                                         For the Three      September 24,
                                                         Months Ended         2001 to
                                                          January 31,        January 31,
                                                             2002               2002
                                                           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                            $ 38,550           $ 36,050
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Increase in due from related party                     (59,130)           (59,130)
     Increase in accounts payable and accrued expenses       29,990             32,490
                                                           --------           --------

Net cash provided by operating activities                     9,410              9,410
                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Other assets                                            (1,578)            (1,578)
                                                           --------           --------


NET INCREASE IN CASH AND CASH EQUIVALENTS                     7,832              7,832

CASH AND CASH EQUIVALENTS - BEGINNING                            --                 --
                                                           --------           --------

CASH AND CASH EQUIVALENTS - ENDING                         $  7,832           $  7,832
                                                           ========           ========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
CASH PAID FOR:
     Interest expense                                      $     --           $     --
                                                           ========           ========
     Income taxes                                          $     --           $     --
                                                           ========           ========

NON-CASH INVESTING AND FINANCING ACTIVITY

   During September 2001, inventory valued at $10,000 was contributed to the Company for 10,002,000 shares of the Company's common stock as adjusted for reverse acquisition (see Notes 1 and 2).

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         UBETIGOLF, INC. AND SUBSIDIARY
                          D/B/A NEW ENERGY CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     For further information, refer to the financial statements and footnotes included in Form 8-K for the period ending October 31, 2001.

     The accompanying consolidated financial statements include the accounts of UBETIGOLF, Inc., incorporated under the laws of the State of Utah on April 25, 2000 (the "Company") and its 100% owned subsidiary, New Energy Corporation ("NECO"), incorporated under the laws of the State of California on September 24, 2001. The Company is currently doing business as New Energy Corporation.

     On November 18, 2001, UBETIGOLF, Inc. ("UBET") entered into an Acquisition Agreement ("the Agreement") with NECO, whereby the Company exchanged 10,002,000 newly issued shares of its restricted common stock (1,667,000 pre six for one stock split) or 50.83% of its shares in exchange for 100% of the outstanding common stock of NECO. Concurrent with the Agreement, the sole shareholder of NECO purchased 6,000,000 shares of the Company's common stock (1,000,000 pre-six for one stock split) from a shareholder of UBET bringing NECO's shareholder's controlling interest to 81.32%.

     This merger transaction has been accounted for in the consolidated financial statements as a reverse acquisition. As a result of this transaction, the former shareholders of NECO acquired or exercised control over a majority of the shares of UBET. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of NECO; therefore, these consolidated financial statements represent a continuation of NECO, not UBET, the legal survivor (see Note 2 - Reorganization).

     The Company has limited operations and is still in the development stage. The Company has also been part of an SEC inquiry (see Note 5). This situation raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently initiating their business plan and in the process raising additional capital.

                         UBETIGOLF, INC. AND SUBSIDIARY
                          D/B/A NEW ENERGY CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     LINE OF BUSINESS

     The Company is currently preparing its operations to produce electric and thermal energy from Solar Generators that are manufactured by a service provider. The Company will sell the energy produced to host customers that sign 10 to 20 year energy purchase agreements. The Company will collect free sunlight and earn income from host customers who receive a 20% discount off retail utility rates for electricity and thermal energy. The Company additionally will develop funding sources to fulfill host customer orders for Solar Generators, and will lease and sell solar generators.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     INVENTORY

     Inventory is stated at the lower of cost or market utilizing the first-in, first-out method ("FIFO"). As of January 31, 2002, a shareholder has contributed inventory to the Company consisting of solar energy parts. In accordance with Staff Accounting Bulletin No. 48, the Company valued the transaction at the shareholder's cost of the inventory which totaled $10,000. Subsequent to year-end, the inventory was physically observed, and the test counts attested to, by a Certified Public Accountant.

     INCOME TAXES

     Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

                         UBETIGOLF, INC. AND SUBSIDIARY
                          D/B/A NEW ENERGY CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     STOCK-BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     LOSS PER SHARE

     SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted LPS gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

     The shares used in the computation of loss per share, at January 31, 2002, were as follows:

     Basic and diluted                                 19,677,000
                                                       ==========

     RECENT ACCOUNTING PRONOUNCEMENTS

     On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position and results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position and results of operations.

                         UBETIGOLF, INC. AND SUBSIDIARY
                          D/B/A NEW ENERGY CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RECENT ACCOUNTING PRONOUNCEMENTS (continued)

     In October  2001,  the FASB  issued  SFAS No.  143,  "Accounting  for Asset
     Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of consolidated operations and financial positions is being evaluated.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on the Company's consolidated results of operations and financial positions is being evaluated.

NOTE 2 - REORGANIZATION

     As discussed in Note 1, on November 18, 2001, UBET entered into an Agreement with NECO, whereby the Company exchanged 10,002,000 newly issued shares of its restricted common stock (1,667,000 pre-six for one stock split) or 50.83% of its shares in exchange for 100% of the outstanding common stock of NECO. Concurrent with the Agreement, the sole shareholder of NECO purchased 6,000,000 shares of the Company's common stock (1,000,000 pre-six for one stock split) from a shareholder of UBET bringing NECO's shareholder's controlling interest to 81.32%.

     Prior to the agreement, UBET transferred its golf software asset to its previous president and as consideration cancelled 30,000,000 shares of the Company's common stock (5,000,000 pre six for one stock split) previously issued to the former president. The total common shares issued and outstanding after transfer of the golf software assets and before the acquisition of New Energy Corporation was 9,675,500 common shares.

     This merger transaction has been accounted for in the consolidated financial statements as a public shell merger. As a result of this transaction, the former shareholders of NECO acquired or exercised control over a majority of the shares of UBET. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of NECO; therefore, these financial statements represent a continuation of the legal entity, NECO, not UBET, the legal survivor. Because the historical financial statements are presented in this manner, proforma financial statements are not required.

                         UBETIGOLF, INC. AND SUBSIDIARY
                          D/B/A NEW ENERGY CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002


NOTE 2 - REORGANIZATION (Continued)

     In accounting for this transaction:

          i) NECO is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values; and

          ii) Control of the net assets and business of UBET was acquired effective November 18, 2001. This transaction has been accounted for as a purchase of the assets and liabilities of UBET by NECO. The historical cost of the net assets acquired was $-0-.

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company has related party transactions with officers, directors and other related parties as follows:

     DUE FROM RELATED PARTY/SALE TO RELATED PARTY

     The Company has a related party receivable totaling $59,130 from Megawatt Energy Corporation ("MegaWatt"); a company owned 60% by the majority shareholder of the Company (see Note 6). This receivable is derived from the Company selling certain inventory to MegaWatt for $79,100. The inventory consisted of Fresnel acrylic concentration lenses, electro-thermal high concentration receivers and computer tracking systems. Management believes this transaction with MegaWatt was at arms length and under terms no less favorable to the Company and at a negotiated price comparable to those of transactions with other customers.

     JOINT MARKETING AGREEMENT - TECHNOLOGY LICENSE AGREEMENT

     The Company also entered into a 20 year Joint Marketing Agreement with MegaWatt on November 18, 2001 whereby the Company will market certain solar generators for MegaWatt.

     The agreement called for participation in the revenue as follows:

          a) MegaWatt is to receive 70% of gross revenues derived from the sale of any and all solar generators; and

          b) The Company is to receive 30% of gross revenues derived from the sale of any and all solar generators.

     The Joint Marketing Agreement was terminated by mutual agreement between the Company and MegaWatt subsequent to January 31, 2002 and replaced by a Technology-License Agreement. No revenue was derived from the Marketing Agreement (see Note 6).

                         UBETIGOLF, INC. AND SUBSIDIARY
                          D/B/A NEW ENERGY CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002


NOTE 4 - INCOME TAXES

     For the period from September 24, 2001 (inception) to January 31, 2002, the components of the provision for income taxes were as follows:

     Current Tax Expense
         U.S. Federal                                             $  7,300
         State and Local                                             3,135
                                                                  --------
     Total Current                                                  10,435
                                                                  --------

     Deferred Tax Expense
         U.S. Federal                                                 (375)
         State and Local                                              (200)
                                                                  --------
     Total Deferred                                                   (575)
                                                                  --------

     Total Tax Provision                                          $  9,860
                                                                  ========

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

     Federal Income Tax Rate                                          15.0%
     Deferred Tax Charge (Credit)                                     (1.0%)
     State Income Tax, net of Federal Benefit                          6.4%
                                                                     -----

     Effective Income Tax Rate                                        20.4%
                                                                     =====

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     During January 2002, the Company entered into a 5-year lease in La Jolla, California, for the corporate offices. The monthly rental is $1,578. Yearly increases are based on an index formula.

     ENERGY PURCHASE AGREEMENT

     On January 3, 2002, the Company entered into a Energy Purchase Agreement with Andrew M. Martin Co., Inc. ("AMC") whereby AMC wishes to avoid high energy costs and agrees to purchase energy produced by the Company's solar electro-thermal generating equipment, sub-systems, recording meters and interconnect (the "Solar Generator") at a 20% below prevailing energy rates charged by the local public utility company for a term of 60 months with an option for a second 60 month term at a 30% discount. No revenue has been earned under this agreement as of January 31, 2002.

                         UBETIGOLF, INC. AND SUBSIDIARY
                          D/B/A NEW ENERGY CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

     SECURITY AND EXCHANGE COMMISSION ACTION

     The Commission filed a complaint on February 1, 2002, alleging securities violations against the Company, (also referred to as "New Energy"); Tor Ewald, an officer and majority shareholder of the Company; MegaWatt, also under majority control of Tor Ewald; Geneva Financial Ltd. ("Geneva"), a Nevis corporation; Marcelino Colt ("Colt"), a Panamanian citizen who resides in Panama and Mexico and is the President, Secretary, and Treasurer of Geneva; Magnum Financial Group LLC ("Magnum"), a California limited liability company based in Los Angeles, California, which is a financial communications, corporate development, and financial advisory firm; Stratos Research L.L.C. ("Stratos"), a financial research firm that focuses on micro-cap companies which publishes its research on its Internet site at www.stratosresearch.com and is affiliated with Magnum. Magnum and Stratos share the same address and telephone numbers. Michael S. Manahan, a resident of Harbor Springs, California, is the President of Magnum; and other individuals and entities.

     The Commission alleged that the conduct of Colt, Geneva, Ewald, New Energy, Manahan, and Magnum violated the antifraud provisions of the securities laws, and sought injunctive relief, disgorgement of ill-gotten gains, prejudgment interest, and civil penalties.

     The Commission's complaint alleged that Colt orchestrated the manipulative scheme, including the hiring of Magnum to post a false and misleading buy recommendation, the distribution of mass e-mails or spam containing fraudulent statements, issuing a false and misleading press release, and placing the release onto New Energy's website.

     On February 19, 2002, New Energy and Ewald entered into a settlement agreement with the Commission. New Energy and Ewald were enjoined from future violations of the antifraud provisions of the Securities Exchange Act of 1934, Section 10(b) and Rule 10B-5 thereunder. New Energy and Ewald consented to the entry of the Judgments without admitting or denying the commission's allegations. Neither New Energy nor Tor Ewald were required to pay any type of monetary penalty.

     Pursuant to the consent of other parties, the Court entered a limited asset freeze against relief defendants York Chandler ("Chandler") and Burke Maxfield, a former officer and director of the Company, ("Maxfield"). The Court froze $82,500 of Chandler's assets and $159,250 of Maxfield's assets pending the final resolution of the commission's action against them. The amounts allegedly represent ill-gotten gains from trading New Energy.

                         UBETIGOLF, INC. AND SUBSIDIARY
                          D/B/A NEW ENERGY CORPORATION
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2002


NOTE 6 - SUBSEQUENT EVENTS

     As a result of the Securities and Exchange Commission action, the Company on March 11, 2002, entered into a consent decree and its stock was suspended for a 10-day period (see Note 5). The Company does not have to pay any penalty. The Company consented without admitting or denying the allegations of the complaint to the entry of an injunction against it from violating the federal securities laws of the SEC.

     On March 20, 2002, the Company and MegaWatt entered into a Technology License Agreement, which will remain in effect through December 31, 2025, with two successive and equal renewable terms. The Technology License Agreement provides the Company with the right to purchase certain solar generators at favorable terms.

     During April 2002, the principal shareholder of the Company transferred 52,000 shares of his ownership in MegaWatt to other non-related parties. This reduced the principal shareholder's ownership position in MegaWatt to 8%.

     AES NewEnergy filed suit in the United States District Court for the Central District of California alleging trademark infringement in early 2002. (Case Number 02-00627-DDP-CTx) NECO has entered into a settlement agreement with AES NewEnergy, agreeing not to use the name "New Energy", among other provisions.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

BUSINESS STRATEGY

     On November 18, 2001, UBETIGOLF Inc. executed an agreement to acquire 100% of the issued stock of New Energy Corporation. New Energy Corporation became a wholly owned subsidiary as of the date of closing. The existing officers and directors of the company appointed John McDonald, Matt Rogers and Tor Ewald as Directors of the Company and resigned effective the closing of the transaction. The Company has been transacting business under the name, New Energy Corporation ("NECO"). The Company is currently in the process of changing its name to NECO Energy Corp.

     The Company plans to sell the energy produced to host customers that sign multiple five (5) year Energy Purchase Agreements (EPA's). The Company plans to collect free sunlight and hopes to earn income from host customers who receive a 20% discount of delivered energy rates when compared to retail utility prices for electricity and thermal energy. The Company additionally develops funding sources to fulfill host customer orders for Solar Generators. The Company may sell Solar Electro-Thermal Generators in lieu of selling energy.

     HIGH CONCENTRATION PHOTOVOLTAIC ("HCPV") SOLAR GENERATOR PRODUCT LINE: HCPV Solar Generators utilize miniature 1/4"-square concentrator gallium-arsenide solar chips that yield between 15 and 20 Watts electric energy per chip. There are two types of solar electric/thermal generators offered by the Company - one that reflects sunlight and one that refracts sunlight. The reflection system houses the solar chips in a mirrored parabola that reflects the sunlight onto a string of solar chips mounted on a cooling channel - which is how thermal energy is also collected. The refraction system utilizes a Fresnel lens to concentrate the Sun's rays - up to 500 times - onto a string of solar chips mounted on the cooling channel. A Dual Axis Tracking system enables the HCPV Solar Generator to receive perpendicular solar radiation producing energy 30% more hours per day and at a higher rate of energy production per hour than stationary (fixed) or non-tracking systems.

     The NECO product line consists of 14 systems. 3 Residential Systems - ranging from 2.5kW to 5.5kW, 3 Commercial Systems - ranging from 25kW to 100kW, 4 Industrial Systems - ranging from 250kW to 5MW and 4 Utility Scale Systems - ranging from 50MW to 1,000MW (1 GigaWatt).

     NECO purchases its proprietary HCPV Solar Generators from its Technology Licensor, MegaWatt Energy Corporation. NECO has a Technology License Agreement with MegaWatt Energy for a proprietary NECO HCPV Solar Generator product line

     Under terms of the License Agreement, NECO fulfills customer orders on a partial up front payment from funding sources, which are guaranteed 100% recovery of payment via in-place government rebates.

     The balance of the payment is deferred based on equipment sales, lease or energy purchase revenues that are derived from Customers. NECO sells/leases solar generators or both electric and thermal (where applicable) energy to the Customer and disburses a portion of the realized revenues to the funding sources and to pay its Technology Licensor/Manufacturer, MegaWatt Energy Corporation for factory financing.

     Currently, the Company's HCPV Solar Generator provider is in the process of manufacturing solar generator systems to fulfill initial installation requirements. The Company owns an inventory consisting of component parts inventory to produce enough HCPV Solar Generators to generate over 2 MegaWatts. The Company has interest from a number of Customers to purchase electric and thermal energy contingent upon the installation of HCPV Solar Generators. The Company is in the process of developing funding sources to complete the installation of Solar Generators at the sites under contract. These funds will be raised through various financial arrangements including federal and state tax incentives, state rebates and revenue participation programs. The Company believes it has sufficient inventory to generate cash reserves by selling such inventory to MEC. The Company believes that the sale of such inventory should be sufficient to meet its operational overhead for the next calendar year. The Company intends to fund the Company's business plan from future revenues and equity financing.

EMPLOYEES

     The Company has three employees, John McDonald, President; Matt Rogers, Vice-President and Tor Ewald, Secretary/Treasurer. The Company utilizes the services of MegaWatt Energy Corporation engineers as per the Technology License Agreement to assist with business development, financial development and business strategy.

RESULTS OF OPERATIONS

     Since the date of the acquisition of New Energy Corporation, the Company began engaging in start-up operations including organizational activities, capital acquisition, promotional and sales efforts and initial equipment deployment. HCPV solar generator systems have been ordered for five host Customer sites for installation. Existing contracts include: (A) 4 MegaWatts ordered from MEC by Distributive Power Services ("DPS") which were assigned to NECO; (B) 300 kW for Andrew Martin Corporation.

     The Company has a related party receivable totaling $59,130 from Megawatt Energy Corporation ("MegaWatt"); a company that was then 60% owned by Tor Ewald at the time of the transaction. This receivable is derived from the Company selling certain inventory to MegaWatt for $79,100. The inventory consisted of Fresnel acrylic concentration lenses, electro-thermal high concentration receivers and computer tracking systems. Management believes this transaction with MegaWatt was at arms length and under terms no less favorable to the Company and at a negotiated price comparable to those of transactions with other customers.

     General and administrative expenses totaled $30,690 for the three months ended January 31, 2002. Most of these expenses related to professional fees and costs.


LIQUIDITY AND CAPITAL RESOURCES

     Operating expenses average $15,000 per month and have been paid from cash reserves. The Company hopes to arrange additional financing through a private placement offering in the upcoming year. Management is also communicating with several funding sources, utilizing government tax incentive and subsidy programs, for the placement of HCPV Solar Generators at host customer sites. In the event this offering is not sold or completed, capital resources for operations and production is expected to be provided by short-term financing derived from the State and municipal buy-down (rebate) programs. Various solar rebate applications have been made and are currently being processed. The interim short-term financing is available from several sources, including leasing companies, subject to financial statements provided by Customers.

     In the event the Company is not able to achieve requisite equity funding it seeks, in part or whole, management is of the view that Company-owned inventory, capable of producing over 2 MegaWatts of Solar Generators will be utilized to fulfill Customer orders, and will generate adequate retained earnings to finance NECO for market penetration and expansion. However, there is no assurance that the Company will be able to sell this inventory, or that the revenues generated from the sale of such inventory will be sufficient to maintain the Company as a going concern.

ADDITIONAL RISK FACTORS

     In the event the Company: (a) fails to make delivery of its HCPV Solar Generators in a timely manner; (b) is unable to access adequate funding sources to fulfill partial up front payments for Customer orders; or, (c) realizes an unforeseen market or technological advent; the Company may find itself in a liquidity and capital resource crises from which it cannot recover and, (d) The Parts Inventory is not insured. The Solar Parts Inventory is stored in a warehouse in Mexico. The facility has personnel working during the day and is guarded 24 hours a day. The warehouse is made of cement and metal and the raw materials used to create the Parts Inventory are silicon, steel, ceramics, various types of metal wire and metal casings. Although the warehouse is located on an escarpment above the majority of Tijuana, high rain may cause damage to some of the Inventory. Fire may also cause damage to the Inventory. The effects of one or both of these occurrences, or any other unforeseen event, would cause the Company to purchase additional parts inventory and components in order to have manufactured and delivered Solar Generators for sale or for installation and subsequent sale of energy to Customers.

DESCRIPTION OF PROPERTY

     NECO maintains their offices at 5685 La Jolla Boulevard, La Jolla, CA 92037. The Company holds a lease for the term of one year with one year renewable, the lease having commenced on February 1, 2002. (See exhibit 10.1)

     NECO has a solar parts inventory, once assembled, is capable of producing 2 MegaWatts of energy per hour. These solar parts are currently stored in a warehouse in Mexico.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SEC LITIGATION

     On January 18th, 2002, the Securities and Exchange Commission temporarily suspended trading of the Company's stock for a 10 day period. On February 1st, 2002, the Commission filed a complaint against the Company, the Company's Secretary and Treasurer, Tor Ewald, Burke Maxfield, the Company's former officer and director, as well as other parties that facilitated the acquisition of New Energy and various other relief defendants and promoters. (Securities and Exchange Commission v. New Energy Corp., et al. Civil Action No. CV-02-989-MMM (C.D. Cal) Copies of complaint can be seen at SEC's website: www.sec.gov.

     The Company, and Tor Ewald, have entered into a final judgment in which they consented, without admitting or denying the allegations of the complaint to the entry of an injunction against it from violating the federal securities laws in the future. Neither the Company nor Mr. Ewald, were required to pay any type of penalty.

AES NEW ENERGY VS. NEW ENERGY CORP.

     AES NewEnergy filed suit in the United States District Court for the Central District of California alleging trademark infringement in early 2002. (Case Number 02-00627-DDP-CTx) NECO has entered into a settlement agreement with AES NewEnergy, agreeing not to use the name "New Energy", among other provisions.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Pursuant to the Acquisition Agreement with New Energy Corporation, Tor Ewald, the Company's Secretary and Director, was issued 1,667,000 pre -split shares. (The shares were subsequently forwarded 6 for 1) The securities issued in the foregoing transaction were issued in reliance on the exemption from registration and the prospectus delivery requirements of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 3(b) and/or
Section 4(2) of the Securities Act and the regulations promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits


2.1 Acquisition Agreement with New Energy Corporation (Incorporated by Reference on Company's Form 8-K filing of 12/03/2001).

3.1 Articles of Incorporation. (Incorporated by reference on Company's Form SB-2 filing of 6/9/2000).

3.2     Amended  Articles  of   Incorporation   (Incorporated  by  reference  on
        Company's Form 8-K filing of 12/03/2001).

3.3     Bylaws  (Incorporated  by  reference  on  Company's  Form SB-2 filing of
        6/09/2000).

10.1 Lease between New Energy Corporation and La Jolla Apartment Center, LLC. (Dated January 17th, 2002). (Incorporated by reference on Company's Form 8K/A filed on 5/15/02)

10.2    Energy  Purchase  Agreement  with Andrew M. Martin Co. (Dated March 5th,
        2002) (Incorporated by reference on Company's Form 8K/A filed on 5/15/02)

10.3 Assignment Agreement between MegaWatt Energy Corporation and New Energy Corporation. (Dated December 20th, 2001). (Incorporated by reference on Company's Form 8K/A filed on 5/15/02)

10.4 Technology License Agreement with MegaWatt Energy Corporation (Dated March 20th, 2002). (Incorporated by reference on Company's Form 8K/A filed on 5/15/02)

(b)  Reports on Form 8K

Form                           Description                          Date
----                           -----------                          ----

8K                         Acquisition Agreement                 12/03/2001
                           With New Energy Corp.

8K                         Change in Address                     01/18/2002


                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UBETIGOLF, INC.
                                    D/B/A
                                    New Energy Corporation

                                    /s/ John McDonald
                                    --------------------------------------------
                                    John McDonald/President
                                    Date: May 16th, 2002


                                    /s/ Matt Rogers
                                    --------------------------------------------
                                    Matt Rogers/Vice-President
                                    Date: May 15th, 2002


                                    /s/ Tor Ewald
                                    --------------------------------------------
                                    Tor Ewald/Secretary
                                    Date: May 15th, 2002