Form 10KSB
period 2002-04-30
NECO ENERGY CORP
filed 2002-11-19
CIK 1114643

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the  fiscal year ended April 30th, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

                                    333-38936
                              (Commission File No.)

                            NECO ENERGY CORPORATION.
             (Exact Name of Registrant as Specified in its Charter)

                 Utah                                     87-0653434
        (State of Incorporation)                      (IRS Employer No.)

    5685 La Jolla Blvd., La Jolla CA                        92037
(Address of principal executive offices)                  (Zip Code)

5580 La Jolla Blvd., La Jolla CA, Suite 506               92037-7651
           (Mailing address)                              (Zip Code)

Issuer's telephone number, including area code: (619)-615-8647

Securities Registered under Section 12(g) of the Exchange Act: _________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: As of October 9th, 2002, the aggregate market value of shares held by non-affiliates (based on the close price on that date $3.50 was $12,862,500.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,677,000 as of October 9th, 2002.

================================================================================

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

1.  Description of Business...............................................     1
2.  Description of Property...............................................    12
3.  Legal Proceedings.....................................................    12
4.  Submission of Matters to a Vote of Security Holders...................    13
5.  Market for Common Equity and Related Stockholder Matters..............    13
6.  Management's Discussion and Analysis or Plan of Operation.............    15
7.  Financial Statements..................................................   F-1
8.  Changes in and Disagreements With Accountants on Accounting and
      Financial Disclosure................................................    19
9.  Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act...................    19
10. Executive Compensation................................................    22
11. Security Ownership of Certain Beneficial Owners and Management........    22
12. Certain Relationships and Related Transactions........................    23
13. Exhibits and Reports on Form 8-K......................................    23

--------------------------------------------------------------------------------
This form 10KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in "Business Risks" under
Item 1 and set forth in the "Management's Discussion and Analysis" under Item 6.
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS HISTORY

     New Energy Corporation was organized on April 25, 2000, under the laws of the State of Utah as UBETIGOLF, Inc. The Company was originally created as a golf themed Internet website. On November 18th, 2001 the Company completed an acquisition of New Energy Corporation, a California Corporation, and changed it business plan to become a solar energy company. The Company changed its name to NECO Energy Corporation "NECO". Our office is located at 5685 La Jolla Blvd., La Jolla CA, 92037. Our mailing address is 5580 La Jolla Blvd. Suite 506, La Jolla CA, 92037-7651. Our office phone number is (619)-615-8647. We currently maintain a website at www.necoenergy.com.

BUSINESS PLAN

     NECO Solar Generators convert free energy from the Sun into both electricity and thermal energy for subsequent sale at a discount below retail rates offered by local utilities. The one-time infrastructure construction cost for NECO Solar Generators is the same as, or lower than energy production facilities. Fossil fuel fired or nuclear fired plants must purchase and burn fossil fuels or bury spent nuclear fuels. NECO Solar Generators do not. Absolutely nothing is created from NECO Solar Generators except clean, cheap energy. NECO operations are socially and environmentally correct besides being economic. If comparing the technologies used within NECO Solar Generators with normal flat-plate one-Sun solar arrays; (1) NECO systems require one half the space, (2) generate electricity and thermal energy 30% longer during the day due to it's patent-pending dual-axis tracking and (3) is able to convert more of the Sun's available energy per square foot into electricity than any other manufacturer known to NECO Management throughout the world, due to the 500 to 1 high concentration and patent-pending dual-axis tracking. (4) In Management's view, the NECO Solar Generator is the only Solar Generator in the world that also captures thermal energy at the same time as it is generating electricity.
(5) Rankine Cycle turbine technology, now in the final development stages, enables the stored thermal energy to be converted into electricity on demand, twenty four hours a day, seven days a week.

     The Company's office in La Jolla, California represents the base to expand the market for NECO Solar Generators into California, Illinois, New York, New Jersey, Pennsylvania, Florida and other states that have subsidies. The State and Federal solar subsidies are in the form of rebates and tax credits. With the help of the various solar incentive programs, NECO will be able to develop the economies of scale to penetrate and compete in these energy markets. The NECO's planned marketing program involves direct consumer contracts by strategically placing sales representatives. One approach is NECO offering each Customer an Energy Purchase Agreement ("EPA") at a 20% discount from local utility retail rates for the first five-year term. The second five-year term offers energy at a 30% discount from local retail utility prices. The Customer will also be offered a Purchase Option for the Solar Generator at the end of the second term.

     NECO has a Technology License Agreement with MegaWatt Energy Corporation ("MEC"). (See exhibit 10.4) Tor Ewald recently resigned as Vice President and a Director of MEC yet currently owns 8% of MEC. Mr. Ewald is also Secretary and Treasurer of NECO and owns 81.3% of NECO. Mr. Frank Dostalek, President of MEC is on the Advisory Board of NECO. MEC and NECO are separate arms-length operating companies. Other than Mr. Ewald and Mr. Dostalek, each company has different officers, directors and operating personnel. The relationship between MEC and NECO is outlined in the Technology License Agreement. MEC manufacturers advanced proprietary designs specifically for the use by NECO (herein after referred to as NECO Solar Generators). Further, NECO has effectuated sales of solar inventory parts to MEC for the production of these generators. These High Concentration Photovoltaic ("HCPV") dual-axis tracking Electro-Thermal Solar Generators operate more hours during the day and produce more electricity per square foot than stationary flat-plate solar modules. The MEC technology also enables NECO Solar Generators to produce thermal energy at the same time. Thermal energy may be used for processing heat or to generate additional electricity on demand for locations without utility grids.

     NECO will install and service NECO Solar Generators at each location. Although MEC Solar Generators designed specifically for NECO, come with a preliminary five-year unlimited warranty, NECO will offer extended Solar Generator warranties from date of installation to entities that elect to purchase.

     MEC provides NECO with 40% factory financing. This, along with potential government incentives, enables NECO to finance a substantial number of Solar Generator installations.

     NECO's operating overhead is at a minimum when compared to other typical energy producers because NECO Solar Generators convert free energy derived from the Sun into electric and thermal energy. Other forms of conventional energy production, including fossil fuel and nuclear power plants, must purchase fossil and nuclear fuels. And, in the case of nuclear power plants, the cost of nuclear waste disposal must also be included in operating overhead. In the case of fossil fuels, the cost of pollution reduction and abatement must be calculated in the final cost of the electricity.

     To date, MEC's generators are in the final stages of development. Upon completion, NECO hopes to install generators by January 2nd, 2003.

EXECUTIVE SUMMARY

     New Energy Corporation ("NECO") draws on more than twenty years of work in renewable energy, along with prevailing conditions and opportunities now facing the energy marketplace. The global energy crisis, and more specifically the energy market dysfunction within the United States, is caused by the fluctuating prices of oil and gas. Energy has become a commodity. High Concentration technology for solar energy has been developed to a point that it is now commercially viable and competitive with other sources of energy. NECO will market and sell High Concentration Photovoltaic ("HCPV") Solar Electro-Thermal Generators, as well as sell electricity and thermal energy at prices discounted from utility rates. NECO systems have the ability to produce electricity and thermal energy in the form of hot water. NECO systems have a dual-axis tracking system allowing them to receive more direct sunlight in the course of the day than any other existing photovoltaic system. NECO Solar Generators also utilize highly efficient high concentration solar chips which are only a fraction of the size of one-Sun (stationary) flat plate solar cells and produce substantially more energy.

     Due to new emission standards for greenhouse gases, together with electric blackouts in several parts of the U.S.A., government subsidy programs have been instituted to help develop the market for renewable energies. NECO has created a strategy to augment the consumer's ability to take advantage of these government subsidies and lower the cost of the solar generators to very affordable prices. This will ultimately bring the world energy independence while saving needed capital and resources.

OVERVIEW

     Recent OPEC policies reduce oil supplies in order to maintain the price per barrel to around $25.00. Since conventional large scale electric production facilities require and consume fossil fuels, electricity prices are directly affected by the price of oil and gas. Attention has been focused on the dependency of foreign oil for our energy needs. Federal and State governments are implementing programs for at least five years to reduce that dependency via the implementation of renewable energy projects. (See Energy Foundation, National Energy Policy Fact Sheet: Utility Energy Efficiency Programs - www.ef.org/national/FactSheetUtility.cfm). The California Consumer Power and Conservation Financing Authority ("CPA") has scheduled 3,500 MegaWatts of power generation infrastructure during the next five years. (See: www.capowerauthority.ca.gov/EnergyResourceInvestmentPlan/main.asp). The City of San Francisco just passed their initial $100 Million bonding for solar energy infrastructure. Rebates are now available from the States of California ($4,500 per kW), Illinois, New Jersey and New York ($6,000 per kW). The Federal government allows a Solar Tax Energy Credit of 10% as a credit against amounts due the IRS. California also has a 15% Solar Tax Credit (See: http://www.californiasolarcenter.org/incentives.html). These and other incentives make long term renewable energy production feasible and commercially viable. NECO systems, in some cases are already viable without incentives, since they produce two kinds of energy. The return on investment for NECO systems is much faster than any other photovoltaic system. NECO Solar Generators produce more electricity than similar priced or higher priced flat-plate stationary solar arrays. They also generate thermal energy used for process heat or to generate additional electricity on demand from the company's Rankine Cycle turbine. By having additional energy generated, the savings increase. Therefore, more money is available for debt servicing of financed capital equipment. The ability to generate electric and thermal energy provides the Customer the advantage of reducing the cost of energy as well as offsetting potential blackouts.

     NECO's Energy Purchase Agreements (EPA) provides Customers (residential, commercial, industrial, institutional, etc.) a contract to save 20% on their existing electric and hot water costs during the first five-year term. A 30% savings over the second five-year term along with an Option to Purchase the Solar Generator at a residual value at the end of the second five-year term is available.

     On February 7, 2002, NECO entered into an amended Energy Purchase Agreement with Andrew M. Martin Company, Inc., of Gardena, California, to provide the company with High Concentration Photovoltaic ("HCPV") Solar Energy for a 10-year term. The contract includes a 300kW HCPV generator system, to be delivered by the third quarter of 2002. Such agreement was amended on March 5th, 2002. (See exhibit 10.2)

COMPETITION

     The market for solar electric power is intensely competitive. We believe this market will continue to be intensely competitive.

     There are only two other companies which produce dual-axis tracking high concentration solar generators that are known competitors: (1) ENTECH of Texas and (2) AMONIX of California. Both of these companies provide high concentration photovoltaic systems that track the Sun. (See: www.entechsolar.com and www.amonix.com). These two companies manufacture HCPV solar collectors, however, the dual-axis NECO Solar Generator differs substantially, (see the Company's web page www.necoenergy.com), from these two as well as from other solar arrays. The reason Entech and Amonix are the only two companies besides the Company which have HCPV dual axis tracking is that high concentration dual axis tracking is an emerging sector of the photovoltaic solar industry.

     The proprietary Dual-Axis Tracking system allows the HCPV generators to track the sun as it moves across the sky whereby the Sun's rays are continuously facing the generators at a 90 degree angle of incidence.

     One-Sun flat plate solar cells normally found with non-tracking arrays are made of Silicon and achieve a maximum efficiency of 15%. A maximum of only 15% of the available electricity can be converted from the Sun's available energy by use of one-Sun flat plate solar panels. Flat plates are mounted in a fixed position and can only obtain their maximum efficiency when the Sun is almost directly perpendicular to them. This reduces their time period of maximum production efficiency. One-Sun flat plate solar panels do not produce thermal energy. NECO Solar Generators concentrate sunlight by focusing very high energy content light onto a small area.

     NECO Solar Generators have the advantages of (1) dual-axis tracking that enables the Solar Generator to track the Sun year-round from sunup to sundown and (2) at the same time produce both electric and thermal energy. The significant advantage of the NECO HCPV Dual Axis Tracking Solar Generator over the one-Sun flat plate solar panels is that NECO Solar Generators co-generate electric and thermal energy simultaneously and provide over 50% more system efficiency. There are two reasons for this: (1) NECO Solar Generators are able to capture 30% more daily Sun hours which directly relates to 30% more delivery of electricity and (2) by capturing and delivering thermal energy. The NECO Solar Generator produces this additional thermal energy and in so doing obtains almost twice the amount of income (or savings) from the same piece of equipment. In addition, NECO Solar Generators also possess the capability to convert the thermal energy into electric energy with a Rankine Cycle turbine sub-system add-on. This is unavailable via one-Sun solar panels. The net economic result is that a NECO Solar Generator fully pays for itself within less than one half the periods as other forms of renewable energy systems. Fossil fuel generators require substantially more time to achieve a break-even point. The on-going requirement to purchase fuels to feed these fossil fuel generators is not a requirement of NECO Solar Generators. The low profile, low weight NECO HCPV Dual Axis Tracking systems are efficient and cost effective, especially when compared to traditional energy production generators.

     In order to produce electricity, utilities require and consume large quantities of fossil fuels. Energy prices to utility customers are directly related to oil and gas prices and these prices constantly fluctuate. Other factors include plant maintenance, energy loss over long distance distribution grids and overhead. Each NECO system is fuel free, because it receives energy from an eternal source, the Sun. NECO systems require minimum maintenance and because they are installed on the customers' property, energy losses are reduced to a negligible factor, thus not affecting the final energy price. "Energy losses" described herein refer to losses attributed to line-loss while distributing electricity from the central electric production plant (like a hydroelectric damn; oil, gas, coal fired or nuclear facility) to the end user. In the case of the Los Angeles Dept. of Water and Power; they have a coal-fired plant in Delta, Utah. There is an approximate 20% line-loss of power from Delta to L.A.

     Other losses include step-down transformers. It is easier and more economic to send high voltage through the grid and to thereafter convert (transform) the energy from 12 kV or higher to the normal 110 volts, 220v or 480v used by the majority of utility customers. This process also contributes to additional losses. Energy is converted from sunlight into direct current (DC) and is processed through an Inverter into alternating current (AC) for local use. These inverter losses are insignificant when compared to losses from the grid.

MATERIALS AND PRINCIPLE SUPPLIERS

     NECO, through its Technology License Agreement with MegaWatt Energy Corporation ("MEC"), benefits from MEC's relationships with its suppliers and subcontractors. MEC of California, the manufacturer of High Concentration Photovoltaic Dual Axis Tracking Solar Electro-Thermal Generators has Solar Generator models uniquely designed specifically for NECO. The supplier and subcontractor agreements include:

1. The Energy Corporation of Mexico, a subcontractor of MegaWatt Energy Corporation, providing low cost materials and labor for the fabrication of Solar Generator sub-systems and structures.
2. Spectrolab of California, a 100% owned subsidiary of Boeing which produces gallium arsenide HCPV chips used in NECO Solar Generators.
3. SunPower Corporation of California, which produces specialized HCPV silicon chips used in NECO Solar Generators.
4. Fresnel Optics and 3M Corporation both produce Fresnel lenses which multiply and focus the Suns energy on the HCPV solar chips.

MANAGEMENT

     NECO management and advisory team has a breadth and depth of experience and is committed to the long-term objective of developing a world-wide platform and market for the NECO Solar Generator product line. The executives and technical support team are the core scientists and engineers that originally developed HCPV Solar chips and have in their business history, manifested the skills and abilities that are incumbent for a business plan with the scope and dimension of NECO to succeed.

     THE NECO MANAGEMENT TEAM INCLUDES:

1. John McDonald, President/Director: Since 1986, Mr. McDonald has served as Sales and Marketing Director of several sector-leading corporations with emerging products and services. BS, Marketing, University Nevada Reno.

2. Matt Rogers, Vice-President/ Director: For the period 1995 to present, Mr. Rogers has served in positions for Business Development of several financial institutions including City National Bank, Imperial Bank and Silicon Valley Bank. BA - International Relations; MBA - Finance, Brigham Young University 1992.

3. Tor Ewald, Secretary/ Director: Since 1990, Mr. Ewald has served in consulting positions for several alternative-renewable energy companies including The Energy Company of Mexico and MegaWatt Energy Corporation. BA Economics UCSD.

     THE ADVISORY TEAM INCLUDES:

1. Frank Dostalek: Formerly Photovoltaic Director, Electric Power Research Institute (EPRI), Palo Alto and responsible for the development funding of High Concentration Silicon Solar Cells.

2. David Boylin, Ph.D.: Chief Engineer for Rankine Cycle turbine and thermal systems.

3.   Wai Ping Li: Chief Engineer for HCPV solar chip manufacturing.

4. William Wong, Ph.D.: Chief Engineer for computer tracking systems and electronics.

5.   Bennet Kaye: Chief engineer for Inverter manufacturing.

6.   John Sedlak: Chief Engineer in charge of chemical engineering.

MAJOR CUSTOMERS

     NECO's marketing strategy is to focus upon residential, commercial, industrial and institutional customers, thus not depending on a few major customers.

     The Company's marketing plan is headed in two directions:

A. HCPV Electro-Thermal Solar Generator Product Line: The proprietary model NECO Solar Generator product line is provided by MegaWatt Energy Corporation through a Technology License Agreement. (These product types consist of three (3) Residential Solar Generators- ranging from 2.5 kW to 5.5 kW with installed costs between $30,000 and $70,000; three (3) Commercial Solar Generators ranging from 35 kW to 100 kW with installed costs between $290,000 and $1 million; four (4) Industrial Solar Generators ranging from 250 kW to 5MW between $2.5 Million and $37.5 Million and; four (4) Utility Scale Solar Generators ranging from 50MW to 1 GigaWatt. The price difference of each size category reflects the savings in infrastructure under which the Solar Generators are installed; along with savings due to manpower, mobilization of installation equipment, permits and electric hook-up costs and fees. The Company is poised to expand its Agreement with MEC for the proprietary model NECO HCPV Solar Generator product line which is designed to achieve high-dollar-volume distribution. The U.S. marketing blueprint is designed to utilize existing government subsidies.

B. NECO plans to focus primarily on installing Solar Generators in the states of California, Illinois, New Jersey and New York to take advantage of the existing government subsidies, which subsidies should finance the installation of such units. Sales of NECO HCPV Solar Generators in regions without government subsidies may be completed using lease financing. It is planned that the Customer will be provided a five-year lease with NECO and will enter into a Shared Savings Agreement with NECO. The NECO marketing blueprint is designed to shift the focus during 2005 toward utility-scale installations. Management foresees the cessation of government subsidies for alternative renewable energy occurring within approximately five years, at which time HCPV Solar Generators will have matured within the scale of economics for the marketplace.

C. Electric and thermal energy: Through implementation of the Energy Purchase Agreement (EPA), NECO will provide electricity and thermal energy (hot water) to its Customers. The Agreement provides the customer energy at a 20% discount of the local utility prices over a preliminary five-year term. A 30% discount over a second five-year term and the Option to Purchase the HCPV Solar Electro-Thermal Solar Generator for the residual value of the system at the end of that second term.

CURRENT CONTRACTS

     MegaWatt Energy Corporation assigned to NECO, by reference of a Technology License Agreement with MegaWatt Energy Corporation, a Purchase Order Sale to Distributive Power Systems ("DPS") of a collective group of Solar Generators entailing four (4) MegaWatts of HCPV Electro-Thermal Solar Generators priced at $36,000,000. (See Exhibit 10.3) Distributive Power Systems is a start-up Company in the business of selling power. This raises concern as to DPS's ability to pay for the generators pursuant to the contract. (See "Risk Factors")

     NECO has amended its previous Energy Purchase Agreement with Andrew Martin Corporation to increase the size from 220 kW to 300 kW priced at $2,850,000. (See Exhibit 10.2).

     To date, MEC's generators are in the final stages of development. Upon completion, NECO hopes to install generators by January 2nd, 2003.

                                  RISK FACTORS

FUTURE TECHNOLOGY MAY DECREASE NECO'S COMPETITIVE ADVANTAGE

     New and different technology(s) may be invented by others to cheaply generate electric and thermal energy and which may have infrastructure costs lower than the Company. This may cause demand for NECO Solar Generator to decrease or cease altogether.

RELATIONS BETWEEN THE UNITED STATES OF AMERICA AND MEXICO MAY BECOME TENSE

     The governments of the U.S.A. and Mexico could become estranged causing NAFTA regulations to be invalidated. Therefore low cost labor from Baja California for portions of the NECO Solar Generators could be increased. If this were to occur, the price of the Company's Solar Generators would rise, thus reducing potential profit margins.

STATES MAY NOT ALLOW THE COMPANY TO OBTAIN CERTAIN REBATES OR TAX INCENTIVES AND THE SOLAR GENERATORS MAY NOT BE APPROVED FOR INSTALLATION

     Certain state regulations mandate that solar equipment must be approved by nationally accredited testing organizations. These organizations do not at present have protocols in place which enable them to test the MEC or MEC produced NECO Solar Generators due to the technology being so new. If the Solar Generators are not approved by these organizations, some states may not allow the company to obtain certain rebates or tax incentives and the Solar Generators may not be approved for installation. Although the Solar Generators used by the Company have received approval from the Los Angeles Department of Building and Safety and comply with Rule 21 of the California Public Utilities Commission, there may be certain locations where these Solar Generators may not be installed.

LACK OF ENOUGH SOLAR CHIPS TO PRODUCE SOLAR GENERATORS

     At this time, the Company does not manufacture its own solar chips. There are only two companies in the world known to management capable of manufacturing these chips. If, for some reason, due to extreme natural causes or corporate restructure or if either of these chip manufacturing companies are unable to fulfill solar chip orders, NECO Solar Generators would only be able to produce thermal energy, thus substantially limiting the potential revenues, until a suitable new source became available.

     Spectrolabs, the 100% owned subsidiary of Boeing providing the Company solar chips used within its Solar Generators, may cease operations for various reasons, including earthquake (as it is situated in Sylmar, CA), or other natural or economics factors outside its control; thereby causing the Company to rely only upon the remaining SunPower company for the volume of chips required to meet pending and projected demand.

NO ASSURANCE OF OPERATING PROFITS

     While NECO's executive management provides it with experience and recognition in the alternative-renewable energy business, NECO has no operating history as it is currently structured. Because of the nature of NECO business, and its lack of operating history under its current structure, historical results of operations may not be indicative of future financial operating results and future financial performance is unknown. There is no assurance the company will show operating profits.

NECO IS DEPENDENT UPON THE EXPERIENCE AND KNOWLEDGE OF ITS KEY PERSONNEL

     The operations of NECO will depend to a great extent on the efforts and expertise of the company's executive officers, directors and advisory/support staff. A change in key personnel could impact company viability.

NECO IS DEPENDENT UPON ITS RELATIONSHIP WITH MEGAWATT ENERGY CORPORATION

     NECO is dependent upon MegaWatt Energy for supplying the Company with its solar generators. If, for any reason, this relationship should cease, the Company would be placed in a very adverse position.

     The  majority of the top  executives  of the Solar  Generator  manufacturer
MegaWatt Energy Corporation are pilots and if one or more were to be unfortunately involved in an aircraft collision or accident, it would cause the Company's ability to manufacture Solar Generators to be severely compromised.

NO EMPLOYMENT CONTRACTS

     NECO has no employment contracts with any individuals who can be classified as management. The Company carries no key man insurance on any of these individuals, although Tor Ewald is the majority shareholder of NECO. In addition, it is not anticipated that the Company will maintain key man insurance with any of its senior management or other employees, although the Company, in its discretion, may enter into employment contracts with such management or employees in the future, as it deems appropriate.

MANAGEMENT OWNS ENOUGH SHARES TO CONTROL SHAREHOLDER VOTES

     Tor Ewald, an Executive Officer and Director of NECO, beneficially owns approximately 81.3% of the outstanding common stock. Mr. Ewald will be able to exercise his controlling interest over matters requiring stockholder approval, including the election of directors and the approval of material corporate matters. The effects of such stock ownership could be to delay or prevent a change of control of NECO unless the terms are approved by such shareholder.

ISSUANCE OF ADDITIONAL COMMON STOCK WILL REDUCE INVESTOR'S PERCENTAGE OWNERSHIP

     The future issuance of all or part of the remaining authorized common stock could result in a substantial reduction in the percentage of NECO's common stock held by its then shareholders, including purchasers of the shares offered herein. No vote of the shareholders is required for the issuance of additional common stock or the issuance of preferred stock. NECO may determine to issue common stock for future acquisitions, or other items, or may sell shares of its common stock at a price lower than the price paid by any purchaser hereof. Such issuance may have the effect of diluting the value of the shares held by its then shareholders and might have a material adverse effect on any trading market, providing a trading market remains in effect for the company's securities.

ABSENCE OF CASH DIVIDENDS

     The Board of Directors does not anticipate paying cash dividends on the Shares for the foreseeable future and intends to retain any future earnings to finance the growth of the company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of NECO, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

THERE IS A LIMITED MARKET FOR NECO'S SECURITIES

     NECO's stock is currently traded on the Other OTC, otherwise known as the "Grey Market". NECO securities are not listed on any stock exchange or quoted on the Pink Sheets or the OTCBB. Other OTC trades are reported to the NASD so investors can track price and volume, however bids and offers are not collected in a central spot so best execution of orders is difficult.

THE COST OF TRADITIONAL ENERGY SOURCES, SUCH AS OIL AND NATURAL GAS, MAY DECREASE MAKING SOLAR ENERGY LESS BENEFICIAL

     The cost of oil and gas may go down considerably. A low cost form of these traditional sources of energy may reduce the economic advantage of solar energy.

EXISTING TAX INCENTIVES MAY BE REDUCED OR CEASE TO EXIST

     The existing tax incentives offered by the Federal and State governments; along with state government rebate programs may be lobbied out of existence or expire without being renewed; therefore causing the Company the inability to easily finance its Solar Generators.

NET METERING MAY CEASE TO EXIST

     Net Metering regulations in various States may cease to exist thereby not enabling the Company's Solar Generators to be connected to the grid.

     Net Metering regulations:
http://www.nationalwind.org/resources/windrel/netstate.htm Electricity produced from renewable sources may exceed the amount of electricity used by the location where the Solar Generator is installed. If this occurs, the excess energy is in essence "banked" into the local utility grid for later use and the meter runs backwards. When the sun goes down and electricity is no longer produced by the Solar Generator, electricity is delivered by the grid and the meter runs normal. At the end of the billing period, if the amount of electricity delivered by the grid exceeds that delivered by the Solar Generator, the utility is paid for the number of kiloWatt hours it has delivered. If more electricity is delivered into the grid than used by the Customer, the utility does not pay, and nor does the Customer.

FRESNEL LENS MANUFACTURERS MAY CEASE TO BE MANUFACTURED

     Fresnel Optics and/or 3M Corporation who supply Fresnel lenses to the Company for its Solar Generators may cease manufacture; thus causing the Company to only rely upon its parabolic reflector type Solar Generators as its sole type Solar Generator. This would substantially impact the effectiveness of the MEC generators.

NECO'S SOLAR PARTS INVENTORY IS NOT INSURED

     NECO's solar parts inventory, once assembled, is capable of producing 2 MegaWatts of energy per hour. Should such parts be destroyed or ruined by an unforeseen event, the majority of NECO's assets will be depleted since these parts are not uninsured.

ONE OF NECO'S MAJOR CONTRACTS MAY NOT BE FULFILLED DUE TO THE START-UP NATURE OF THE PURCHASING COMPANY.

     NECO, pursuant to a Technology License Agreement with MegaWatt Energy Corporation, has a Purchase Order Sale to Distributive Power Systems ("DPS") of a collective group of Solar Generators entailing four (4) MegaWatts of HCPV Electro-Thermal Solar Generators priced at $36,000,000. However, DPS is considered a start-up company which raises doubt as to the DPS's ability to fulfill its contract with NECO.

ITEM 2. DESCRIPTION OF PROPERTY

     NECO maintains their offices at 5685 La Jolla Boulevard, La Jolla, CA 92037. The Company holds a lease for the term of one year with one year renewable, the lease having commenced on February 1, 2002. (See exhibit 10.1)

     NECO has a number of solar parts as inventory. These solar parts are currently stored in a warehouse in Tijuana, Mexico.

ITEM 3. LEGAL PROCEEDINGS

SEC LITIGATION

     On January 18th, 2002, the Securities and Exchange Commission (the "SEC") temporarily suspended trading of the Company's stock for a 10 day period. On February 1st, 2002, the Commission filed a complaint against the Company, the Company's Secretary and Treasurer, Tor Ewald, Burke Maxfield, the Company's former officer and director, as well as other parties that facilitated the acquisition of New Energy and various other relief defendants and promoters. (Securities and Exchange Commission v. New Energy Corp., et al. Civil Action No. CV-02-989-MMM (C.D. Cal) Copies of complaint can be seen at SEC's website: www.sec.gov.

     The Company, and Tor Ewald, have entered into a final judgment in which they consented, without admitting or denying the allegations of the complaint to the entry of an injunction against it from violating the federal securities laws in the future. Neither the Company nor Mr. Ewald, were required to pay any type of penalty.

     The Securities and Exchange Commission has continued to schedule depositions following the entry of final judgment. Tor Ewald, John McDonald, and Matt Rogers have all been deposed following the entry of final judgment. The Securities and Exchange Commission have not taken any action since the notice of entry of final order.

AES NEW ENERGY VS. NEW ENERGY CORP.

     AES NewEnergy filed suit in the United States District Court for the Central District of California alleging trademark infringement in early 2002. (Case Number 02-00627-DDP-CTx) NECO has entered into a settlement agreement with AES NewEnergy, agreeing not to use the name "New Energy", among other provisions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In the fourth quarter of NECO's fiscal year, the shareholders voted to amend the Articles of Incorporation to effect a name change to NECO Energy Corporation. A copy of the amended articles is incorporated by reference in this 10KSB. The amendment was passed by written consent of a majority of shareholders holding 16,002,000 shares or 81.3% of the class at the time of the vote.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is currently traded on the "Other OTC", sometimes referred to as the Grey Market under the symbol NECE. NECO is not listed on any stock exchange or quoted on the Pink Sheets or the OTC BB. Our Company had been trading on the OTC BB until January 18, 2002, when trading in the stock was halted and our stock was subsequently de-listed from the OTC BB on January 28th, 2002 for failure to comply with Rule 15c-211. The following table sets forth the quarterly high and low bid prices for our Common Stock as reported by the Pink Sheets, LLC for the year 2001-2002. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. Please note that our stock began trading under the symbol UBGF on February 28th, 2001. We effectuated a 6 for 1 stock split on November 18th, 2001 and began trading under our new symbol name, NECO, on November 28th, 2001. Since the Corporate name change, the Company currently trades under the symbol NECE.

                                 CLOSING ASK      CLOSING BID
                                 -----------      -----------
DATE                             HIGH    LOW      HIGH    LOW
----                             ----    ---      ----    ---

2001
----
Nov 28 thru Mar 30                .10    .10      None   None
Apr 2 thru June 29               .125    .05      None   None

July 2 thru Sept 28               .07    .05      None   None

Oct 1 thru Nov 28                 .07    .07      None   None

Nov 29 thru Dec 31              6.375    .01     10.05   3.75
(After a 6 for 1 split)

Following the Delisting of NECO to the Non-NASDAQ OTC or "grey market", bid and ask quotations have not been quoted. The following is a table of closing sales for the year 2002 through April 30th, 2002

                                 CLOSING SALES
                                 -------------
2002                             HIGH      LOW
----                             ----      ---
Month Of:
JAN                                10     3.45
FEB.                                3     1.75
MAR.                                7     2.25
APR.                             8.50     6.50

As of October 9th, 2002, NECO had approximately 29 shareholders of record (not including shares held by brokers or in street name) of the 19,677,000 shares outstanding. NECO has never declared or paid dividends on our Common Stock

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

     UBIG issued 6,000,000 shares of UBIG's restricted common stock to UBIG's founder, Burke T. Maxfield, in connection with UBIG's organization in April 2000. The shares were issued for consideration consisting of $10,000 cash and the assignment of Mr. Maxfield's right, title and interest in and to UBIG's Software. The securities issued in the foregoing transaction were issued in reliance on the exemption from registration and the prospectus delivery requirements of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder.

     Pursuant to the Acquisition Agreement with New Energy Corporation, Tor Ewald, the Company's Secretary and Director, was issued 1,667,000 pre -split shares. (The shares were subsequently forwarded 6 for 1). The securities issued in the foregoing transaction were issued in reliance on the exemption from registration and the prospectus delivery requirements of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 3(b) and/or
Section 4(2) of the Securities Act and the regulations promulgated thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

BUSINESS STRATEGY

     On November 18, 2001, UBETIGOLF Inc. executed an agreement to acquire 100% of the issued stock of New Energy Corporation. New Energy Corporation became a wholly owned subsidiary as of the date of closing. The existing officers and directors of the Company appointed John McDonald, Matt Rogers and Tor Ewald as Directors of the Company and resigned effective the closing of the transaction. The Company has been transacting business under the name, New Energy Corporation ("NECO"). The Company had since changed its name to NECO Energy Corporation.

     The Company plans to sell the energy produced to host customers that sign multiple five (5) year Energy Purchase Agreements (EPA's). The Company plans to collect free sunlight and hopes to earn income from host customers who will receive a 20%-35% discount of delivered energy rates when compared to retail utility prices for electricity and thermal energy. The Company additionally develops funding sources to fulfill host customer orders for Solar Generators. The Company may sell Solar Electro-Thermal Generators in lieu of selling energy.

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

RESULTS OF OPERATIONS

     Since the date of the acquisition of New Energy Corporation, the Company began engaging in start-up operations including organizational activities, capital acquisition, promotional and sales efforts and initial equipment deployment. HCPV solar generator systems have been ordered for five host Customer sites for installation. Existing contracts include: (A) 4 MegaWatts ordered from MEC by Distributive Power Services ("DPS") which were assigned to NECO; (B) 300 kW for Andrew Martin Corporation. To date, MEC's generators are in the final stages of development. Upon completion, NECO hopes to install generators by January 2nd, 2003.

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

     In the event the Company is not able to achieve requisite equity funding it seeks, in part or whole, management is of the view that Company-owned inventory will be utilized to fulfill Customer orders, and will generate adequate retained earnings to finance NECO for market penetration and expansion. However, there is no assurance that the Company will be able to sell this inventory, or that the revenues generated from the sale of such inventory will be sufficient to maintain the Company as a going concern.

     On August 14th of this year, NECO entered into a share purchase agreement with Pride of Aspen Associates, LLC., an Idaho limited liability company, for the purchase of 500,000 shares of restricted stock at two dollars per share for a total purchase price of one million dollars. ($1,000,000.00). (See Exhibit 10.5) The agreement is spread out over a 9 month period, with installments of $100,000 per month for delivery of 50,000 shares of restricted stock. Pursuant to the agreement, $100,000 was paid upon closing to NECO. The shares have not yet been issued or delivered but the Company plans complete this shortly. The Company is currently waiting for the next payment under this agreement. Upon completion of this agreement, the Company plans to use the proceed of this sale to cover the purchase price and installment costs of placing the generators. The fact that that Pride of Aspen Associates, LLC has failed to make the past payments as agreed raises doubt as to whether this agreement will be fulfilled and the funding completed.

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

ITEM 7. FINANCIAL STATEMENTS

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE PERIOD SINCE INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002

                                    CONTENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-1

Financial Statements:
  Consolidated Balance Sheet                                                 F-2
  Consolidated Statement of Operations                                       F-3
  Consolidated Statement of Stockholders' deficit                            F-4
  Consolidated Statement of Cash Flows                                       F-5
  Notes to Consolidated Financial Statements                          F-6 - F-16

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
NECO Energy Corporation
La Jolla, California

We have audited the accompanying consolidated balance sheet of NECO Energy Corporation and Subsidiary, as of April 30, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period from inception on September 24, 2001 to April 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NECO Energy Corporation and Subsidiary as of April 30, 2002, and the consolidated results of its operations and its cash flows for the period from inception on September 24, 2001 to April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses from operations, sustained negative cash flows from operations and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
September 10, 2002

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED BALANCE SHEET - APRIL 30, 2002

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $  2,955
  Inventory                                                              12,000
                                                                       --------

          Total current assets                                         $ 14,955

OTHER ASSET                                                               1,578
                                                                       --------

                                                                       $ 16,533
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $ 45,344
  Advances from related party                                            23,000
  Loans from officer - stockholder                                        1,523
                                                                       --------

            Total current liabilities                                  $ 69,867

Commitment and contingencies (See Note 4)                                    --

STOCKHOLDERS' DEFICIT:
  Preferred stock; $0.001 par value, 5,000,000 shares authorized
    none issued or outstanding                                               --
  Common stock; $0.001 par value, 100,000,000 shares
    authorized, 19,677,000 shares issued and outstanding                 10,000
  Additional paid-in capital                                                 --
  Deficit accumulated during development stage                          (63,334)
                                                                       --------

          Total stockholders' deficit                                   (53,334)
                                                                       --------

                                                                       $ 16,533
                                                                       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE PERIOD FROM INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002


REVENUE                                                            $         --

COST OF REVENUE                                                              --
                                                                   ------------

GROSS PROFIT                                                                 --

GENERAL AND ADMINISTRATIVE EXPENSES                                      63,334
                                                                   ------------

LOSS FROM OPERATIONS BEFORE
  PROVISION FOR TAXES                                                   (63,334)

PROVISION FOR TAXES                                                          --
                                                                   ------------

NET LOSS                                                           $    (63,334)
                                                                   ============

NET LOSS PER COMMON SHARE -
  basic and diluted                                                $      (0.00)
                                                                   ============

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES OUTSTANDING -
  basic and diluted (post six for one stock split)                   19,677,000
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                        FOR THE PERIOD FROM INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002

                                                                                                       Deficit
                                                                                                      accumulated
                                     Preferred stock              Common stock          Additional    During the
                                -------------------------   -------------------------     paid-in     development
                                   Shares        Amount        Shares        Amount       capital        stage          Total
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------
Shares issued at inception on
  September 24, 2001                     --   $        --    10,002,000   $    10,000   $        --   $        --    $    10,000

Shares issued in connection
  with reverse merger
  (see Note 1)                           --            --     9,675,000            --            --            --             --

Net loss                                 --            --            --            --            --       (63,334)       (63,334)
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at April 30, 2002                --   $        --    19,677,000   $    10,000   $        --   $   (63,334)   $   (53,334)
                                ===========   ===========   ===========   ===========   ===========   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        FOR THE PERIOD FROM INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002


CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                             $(63,334)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
    (USED FOR) OPERATING ACTIVITIES:
      Increase in inventory                                              (2,000)
      Increase in accounts payable and accrued expenses                  45,344
      Increase in other asset                                            (1,578)
                                                                       --------

        Net cash used for operating activities                          (21,568)
                                                                       --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Advances from related party                                            23,000
  Loan from officer                                                       1,523
                                                                       --------

    Net cash provided by financing activities                            24,523
                                                                       --------

NET INCREASE IN CASH                                                      2,955
CASH, beginning of period                                                    --
                                                                       --------

CASH, end of period                                                    $  2,955
                                                                       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                               $     --
                                                                       ========
  Cash paid for taxes                                                  $     --
                                                                       ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITY -
    During September 2001, inventory valued at $10,000 (cost basis) was contributed by the principal shareholder to the Company for 10,002,000 shares of common stock (post six for one stock split).

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE PERIOD FROM INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION:

          PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of UBETIGOLF, Inc., incorporated under the laws of the State of Utah on April 25, 2000 ("UBET") and its 100% owned subsidiary, NECO Energy Corporation ("NECO"), formerly known as New Energy Corporation, incorporated under the laws of the State of California on September 24, 2001. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company accounts and transactions have been eliminated in consolidation.

          REORGANIZATION

          On November 18, 2001, UBETIGOLF, Inc. entered into an Acquisition Agreement ("the Acquisition") with New Energy Corporation, whereby UBET issued 10,002,000 new shares of its restricted common stock (1,667,000 pre six for one stock split) or 50.8% of its shares in exchange for 100% of the outstanding common stock of NECO (collectively the "Company"). Concurrent with the Acquisition, the sole shareholder of NECO purchased 6,000,000 shares of UBET's previously issued and outstanding common stock (1,000,000 pre six for one stock split) from a shareholder of UBET, bringing the principal shareholder's controlling interest to 81.3% of UBET's outstanding common stock. As a result of the Acquisition, the shareholder of NECO obtained control of UBET and according to FASB 141, this Acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. Immediately following the Acquisition, UBET changed its name to New Energy Corporation and then to NECO Energy Corporation. The Company is currently doing business as NECO Energy Corporation

          Prior to the agreement, UBET transferred its golf software asset and cash to the previous president of UBET and as consideration, cancelled 30,000,000 (5,000,000 pre six for one stock split) common shares previously issued to the former president.

          In accounting for this transaction:

               i) NECO is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;

               ii) Control of the net assets and business of UBET was acquired effective November 18, 2001. This transaction has been accounted for as a purchase of the assets and liabilities of UBET by NECO. The historical cost of the net assets acquired was $0.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     BASIS OF PRESENTATION, CONTINUED:

          GOING CONCERN AND MANAGEMENTS PLAN OF OPERATIONS

          The Company has limited operations and continues to be a development stage company. The Company has also been part of an SEC inquiry (see
          Note 4). The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred net losses from operations, sustained negative cash flows and has negative working capital, which raises substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company is dependent upon management and/or significant shareholder to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholder to provide sufficient working capital necessary to support and preserve the Company as a going concern. Management is currently initiating their business plan and in the process of raising additional capital.

          The consolidated financial statements do not include any adjustments, relating to the recoverability and reclassification of recorded asset amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

     THE BUSINESS:

          The Company is currently preparing its operations to produce electric and thermal energy from Solar Generators that are manufactured by a related party service provider (see Note 2). The Company will sell the energy produced to host customers that sign energy purchase agreements. The Company will collect free sunlight and earn income from host customers who will receive a 20% to 35% discount off retail utility rates for electricity and thermal energy. The Company additionally plans to obtain funding sources to fulfill host customer orders for solar generators and will lease and/or sell these solar generators.

     DEVELOPMENT STAGE ENTERPRISE:

          The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to research and development, and its principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     USE OF ESTIMATES:

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

     CASH:

          EQUIVALENTS

          For purposes of the statement of cash flows, cash equivalents include all highly liquid instruments with original maturities of three months or less which are not securing any corporate obligations.

          CONCENTRATION

          The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

     INVENTORY:

          Inventory, consisting of solar energy parts, is stated at the lower of cost or market using the first-in, first-out method ("FIFO"). As of April 30, 2002, the majority-stockholder has contributed inventory to the Company. In accordance with Staff Accounting Bulletin No. 48, the Company valued the transaction at the shareholder's cost of the inventory which totaled $10,000.

          The inventory is stored in a related party warehouse facility in Tijuana, Baja California. The warehouse facility is not responsible for loss of any kind to the Company's inventory. As of October 8, 2002, the Company has not insured its inventory.

     FAIR VALUE:

          Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF:

          The provisions of Statement of Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     STOCK-BASED COMPENSATION:

          The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees or non-employee directors are valued using the fair value method and expensed over the period services are provided. As of April 30, 2002, the Company did not have any stock option plans and did not have any options outstanding.

     OTHER COMPREHENSIVE LOSS:

          The Statement of Financial Accounting Standards Board No. 130 requires companies to report all components of comprehensive income in their financial statements, including all non-owner transactions and events which impact a company's equity, even if those items do not directly affect net loss. Comprehensive loss is comprised of net loss, and accordingly, no statement of Comprehensive Loss is presented.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     NET LOSS PER SHARE:

          Basic net loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding during the period. Diluted net loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options and warrants. There were no common equivalent shares for the period since inception on September 24, 2001 to April 30, 2002.

     INCOME TAXES:

          Pursuant to FASB 109, "Accounting for Income Taxes," the Company uses the asset and liability approach to measure temporary differences in accounting for income taxes. Temporary differences arise from differences in the timing of revenue and expense recognition for financial reporting and income tax return purposes and are measured using the currently enacted tax rates and laws. The principal temporary difference as of April 30, 2002 is the federal net operating loss carryforward of $63,334, which if not utilized, will start to expire in 2022. A deferred asset has been included in the balance sheet as of April 30, 2002 and offset by a valuation allowance account, because its utilization does not appear to be reasonably assured.

     RECENT ACCOUNTING PRONOUNCEMENTS:

          On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"), which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company did not have a material impact to the Company's financial position or results of operations from the adoption of this statement.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company did not have a material impact to the Company's financial position or results of operations from the adoption of this statement.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          In October  2001,  the FASB issued SFAS No. 144,  "Accounting  for the
          Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that this SFAS will not have a significant impact on its results of operations or financial position.

(2)  RELATED PARTY TRANSACTIONS:

     The Company has related party transactions with officers, directors and other related parties as follows:

     RELATED PARTY ACTIVITIES

     Pursuant to the Acquisition (see Note 1), the majority shareholder of the Company contributed inventory parts at cost basis to the majority shareholder. Management believes that the fair value of these inventory parts far exceeds the carrying cost basis.

     The Company has entered into related party sale and purchase transactions with MegaWatt Energy Corporation ("MegaWatt"), which totaled $132,255 and $16,427, respectively. These sales consisted of inventory items, including fresnel acrylic concentration lenses, electro-thermal high concentration receivers and computer tracking systems to MegaWatt. The purchase consisted of a 1 Kilowatt solar generator. The solar generator is comprised of similar parts as those sold to MegaWatt, as described above. The transactions, noted above, have been eliminated for these consolidated financial statement purposes as the arms-length nature of these transactions could not be substantiated. An "Advances from related party" liability has been recorded for $23,000 on the Company's financial statements representing the net effect of the cash payments and receipts made by each company.

     During the period ended April 30, 2002, an officer of the Company was also a Board Member, Vice President of Marketing and an 8% shareholder of MegaWatt. Since April 30, 2002, the Company's officer has resigned his positions as Board Member and Vice President of Marketing of MegaWatt (see
     Note 5).

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002

(2)  RELATED PARTY TRANSACTIONS, CONTINUED:

     JOINT MARKETING AGREEMENT

     The Company entered into a 20 year Joint Marketing Agreement with MegaWatt on November 18, 2001 whereby the Company will market certain solar generators for MegaWatt.

     The agreement called for participation in the revenue as follows:

          a) MegaWatt is to receive 60% of gross revenues derived from the sale of any and all solar generators; and

          b) The Company is to receive 40% of gross revenues derived from the sale of any and all solar generators.

     The Joint Marketing Agreement was terminated by mutual agreement between the Company and MegaWatt on March 20, 2002 and replaced by a Technology-License Agreement, noted below. As of April 30, 2002, no revenue was derived from the Marketing agreement.

     ASSIGNMENT AGREEMENT

     On December 20, 2001, the Company entered into an Assignment Agreement with MegaWatt, whereby MegaWatt has assigned Sales Purchase Orders dated June 9, 2001 from Distributive Power Services, LLC ("DPS") for a group of MegaWatt High Concentration Photovoltaic Electro-Thermal Solar Generators comprising a total of four Megawatts for residential, commercial and industrial Customers of DPS. The Company did not give up any consideration for this assignment. Further details of this agreement can be obtained on the Company's Form 8-K/A, filed with the Securities and Exchange Commission on May 15, 2002.

     TECHNOLOGY LICENSE AGREEMENT

     On March 20, 2002, the Company and MegaWatt entered into a Technology License Agreement, which will remain in effect through December 31, 2025, with two successive and equal renewable terms. The Technology License Agreement provides for the following:

          a.) MegaWatt agrees to provide the Company with a 30% discount on MegaWatt's standard retail sales price. MegaWatt shall provide a retail price schedule on all solar generators to the Company.

          b.) In the event that MegaWatt utilizes any of the component parts from the Company's inventory, MegaWatt agrees to reimburse the Company based on the appraised fair value of the inventory.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002

(2)  RELATED PARTY TRANSACTIONS, CONTINUED:

               c.) The Company agrees to pay MegaWatt 60% of MegaWatt's standard retail sales price upon placement of an order for a solar generator

               d.) MegaWatt agrees to extend financing terms for the balance of 40% of MegaWatt's standard retail sales price. The financing is to be in the form of a long-term note payable by the Company to MegaWatt.

     As of April 30, 2002, there has been no sales activity, which would require performance by either party, pursuant to this Technology License Agreement. Further details of this agreement can be obtained on the Company's Form 8-K/A, filed with the Securities and Exchange Commission on May 15, 2002.

(3)  INCOME TAXES:

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets at April 30, 2002 is presented below:

          Deferred tax assets:
            Net operating loss carryforward                   $ 25,000
            Valuation allowance                                (25,000)
                                                              --------

          Net deferred tax assets                             $     --
                                                              ========

     The Company's deferred tax asset is fully offset by a valuation allowance. The net change in the valuation allowance for the period since inception on September 24, 2001 to April 30, 2002 amounted to $25,000. Management will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax asset will be recognized in that future period.

(4)  COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASE

     During January 2002, the Company entered into a five-year rental lease in La Jolla, California, for its corporate offices. The rent is $1,578, per month and is subject to annual increases based on an inflation adjusted index formula.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002

(4)  COMMITMENTS AND CONTINGENCIES, CONTINUED:

     ENERGY PURCHASE AGREEMENT

     On January 3, 2002, the Company entered into a Energy Purchase Agreement with Andrew M. Martin Co., Inc. ("AMC") whereby AMC wishes to avoid high energy costs and agrees to purchase energy produced by the Company's solar electro-thermal generating equipment, sub-systems, recording meters and interconnect (the "Solar Generator") at 20% below prevailing energy rates charged by the local public utility company for a term of 60 months with an option for a second 60 month term at a 30% discount. As of April 30, 2002, the Company has not recognized any revenue from the agreement. Further details of this agreement can be obtained on the Company's Form 8-K/A, filed with the Securities and Exchange Commission on May 15, 2002.

     SECURITIES AND EXCHANGE COMMISSION ACTION

     The Securities and Exchange Commission ("SEC") filed a complaint for violations of the federal securities law against the Company, (also referred to as "NECO"); Tor Ewald, an officer and majority shareholder of the Company; Geneva Financial Ltd. ("Geneva"), a Nevis corporation; Marcelino Colt ("Colt"), a Panamanian citizen who resides in Panama and Mexico and is the President, Secretary, and Treasurer of Geneva; Magnum Financial Group LLC ("Magnum"), a California limited liability company based in Los Angeles, California, and is a financial communications, corporate development, and financial advisory firm; Stratos Research L.L.C. ("Stratos"), a financial research firm that focuses on micro-cap companies which publishes its research on its Internet site at www.stratosresearch.com and is affiliated with Magnum. Magnum and Stratos share the same address and telephone numbers.

     The SEC brought an action to stop a "pump and dump" scheme orchestrated by defendant Colt, to manipulate the market for securities in NECO. Mr. Ewald met with Colt, who posed as an investment banker affiliated with Panamanian-based Geneva Financial Ltd.

     The Commission alleged that the conduct of Colt, Geneva Financial, Ewald, NECO, Manahan, and Magnum violated the antifraud provisions of the securities laws, and sought injunctive relief, disgorgement of ill-gotten gains, prejudgment interest, and civil penalties. The Commission also alleged that the third-parties who received the proceeds of the sale of NECO shares would be unjustly enriched if permitted to keep the proceeds of the illegal conduct, and requested that the Court order the relief defendants to disgorge the monies they received. The Commission's complaint also alleged that Colt orchestrated the manipulative scheme, including the hiring of Magnum to post a false and misleading buy recommendation, the distribution of mass e-mails or spam containing fraudulent statements, issuing a false and misleading press release, and placing the release onto NECO's website.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                      SEPTEMBER 24, 2001 TO APRIL 30, 2002

(4)  COMMITMENTS AND CONTINGENCIES, CONTINUED:

     SECURITY AND EXCHANGE COMMISSION ACTION, CONTINUED

     On February 19, 2002, NECO and Mr. Ewald entered into a settlement agreement with the Commission. NECO and Mr. Ewald were enjoined from future violations of the antifraud provisions of the Securities Exchange Act of 1934, Section 10(b) and Rule 10B-5 thereunder. NECO and Mr. Ewald consented to the entry of the Judgments without admitting or denying the Commission's allegations. Neither NECO nor Mr. Ewald was required to pay any type of monetary penalty.

     Pursuant to the consent of other parties, the Court entered a limited asset freeze against relief defendants York Chandler ("Chandler") and Burke Maxfield, a former officer and director of the Company, ("Maxfield"). The Court froze $82,500 of Chandler's assets and $159,250 of Maxfield's assets pending the final resolution of the commission's action against them. The amounts allegedly represent ill-gotten gains from trading NECO.

(5)  SUBSEQUENT EVENTS:

     RELATED PARTY ACTIVITY

     During the period ended April 30, 2002, an officer of the Company was also a Board Member, Vice President of Marketing and an 8% shareholder of MegaWatt. As of April 30, 2002, the Company's officer has resigned his positions as Board Member and Vice President of Marketing of MegaWatt.

     SALE OF COMPANY COMMON STOCK

     On August 14, 2002, the Company entered into a Stock Purchase Agreement ("Agreement") with Pride of Aspen Associates, LLC. ("Buyer"), an Idaho limited liability company, for the purchase of up to 500,000 shares of the Company's restricted common stock at $2 per share for a total purchase price of $1,000,000. The buyer may purchase the Stock in increments of 50,000 shares.

     Pursuant to the stock purchase agreement, the Buyer has purchased $200,000 of common stock or 100,000 shares as of October 15, 2002. The balance of $800,000 is due over an additional eight-month period, with installments of $100,000 per month. No shares of the Company's common stock were delivered to the Buyer as of September 10, 2002 (Date of the Auditor's Report). The Company plans to use the proceeds from this agreement to cover the purchase price and installment costs of placing revenue generating solar generators into service.

     The Company paid $176,000 to MegaWatt as a down payment for additional solar generators.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 5th, 2002, HJ & Associates, L.L.C resigned as auditors of New Energy Corp. HJ & Associates, L.L.C had been the auditor of UBETIGOLF, Inc. (a Utah Corporation) prior to the acquisition of New Energy Corporation (a California Corporation). (See 8K filed by Company on February 15th, 2002).

     The Company had retained the services of Merdinger, Fruchter, Rosen & Company, P.C., however the Company has since discharged that firm and has retained the services of Stonefield Josephson, Inc. (see 8k filed on October 15th, 2002 by Company.)

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The names, ages, and respective positions of the directors, executive officers and key employees of NECO are set forth below. The directors named below will serve until the next annual meeting of NECO's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of NECO. There are no longer any promoters of NECO. There are no current legal proceedings involving the directors NECO. (Please see section titled Legal Proceedings to see past legal proceedings).

     JOHN MCDONALD, PRESIDENT/DIRECTOR NECO: AGE: 38

John McDonald is also the President and CEO of Broadband Direct. His most recent experience was with the Meyers Group as VP of Sales. There he oversaw the company's services to 75 of the top housing markets in the United States. Along with working with the top 100 builders in the nation Mr. McDonald's responsibilities include speaking at local & national industry events on technology and market research. He has held management positions in diverse industries, including vertical market software, Internet marketing, and the real estate market. He has had experience consulting on a broad spectrum of residential and commercial properties. He has a BS in Marketing and has 15+ years in marketing and senior management

     Meyers Group 11/2000 - 7/2001, Irvine, CA,V.P. Sales. Managed all levels of the TMG sales department. Identified & developed sales strategies and implementation process in new retail markets. Developed annual sales strategy and implementation process - increased company net income 26%. Increased revenues while decreasing expenses. Participated in all strategic processes that improved the efficiencies and marketability of products. Coached and manage the Directors, Regional Sales on leadership skills. Establish clear goals and sales expectations for Directors, Regional Sales and Account Executives.

     NewHomeNetwork.com 1/2000 - 11/2000, a Classified Ventures Company, Chicago, IL., Director of Sales. Responsible for all sales of Internet Services on market sites including the increase of sales on 134 Affiliate Newspaper sites (i.e., Los Angeles Times, Chicago Tribune, Washington Post...). Managed affiliate managers, national sales force, inside sales team and direct sales efforts nation-wide. Spoke at local and national events on advanced Internet marketing techniques. Experience selling to national accounts at CEO/VP level. Developed co- branded alliances and distribution partners. Increased sales over 45%. Implemented sales systems, CRM, budgets, sales quotas and market goals.

     HomeBuilder.com / A HomeStore.com Company 1998 - 2000, Salt Lake City, Utah, Division Sales Manager / Internet Marketing Consultant. Responsible for all sales of Internet services on market sites (41% net income for market). Opened new markets with full product line. Pre-sales consultation to clients. Networked with local associations. Trade shows, customer seminar support through presentations & attendance. Developed co-branded alliances and distribution partners.

     LaserMed, Inc. & ULTRACAM, 1996 - 1998, Sales Rep. International BIOLASER / Directed Energy/ Premier Laser, 1992, 1996, VP Ion Laser Technology, 1990-1992, Director, Sales & Marketing

MATT ROGERS, VICE-PRESIDENT/DIRECTOR NECO: AGE: 44.

     Mr. Rogers has served in positions for Business Development of several financial concerns.

     City National Bank, Vice President/Senior Relationship Manager. 2000/2001. Managed state-wide technology lending portfolio.

     Imperial  Bank  1998-2000,   V.P.  Business   Development  Emerging  Growth
Division. Managed new business development in Southern California.

     Bayview Bank, Bayview Business Credit VP Region Manager 11/96-1/98, Newport Beach,CA.

TOR EWALD, SECRETARY/DIRECTOR NECO: AGE 36

     Since 1990, Mr. Ewald has served in various consulting positions for several alternative-renewable energy companies including The Energy Company of Mexico and MegaWatt Energy Corporation. BA Economics UCSD. Internacional Medical Services, 1997-2002, sales and marketing. The Energy Company of Mexico: 1990 to present. Technology Consultant MegaWatt Energy Corporation: commencing 02/2001,Vice President, Marketing.

PROMOTERS

     Geneva Financial Ltd., a broker-dealer domiciled in Panama City, Panama, served to facilitate the acquisition of the California Corporation: New Energy Corporation, by UBETIGOLF Inc., the Utah Corporation. Additionally, Geneva Financial Ltd. coordinated the appointment of Magnum Financial Group L.L.C., a Los Angeles based Investor Relations Firm. Geneva Financial Ltd., and Magnum Financial Group L.L.C. worked with the Company for the period November 1, 2001 through January 17, 2002. Subsequent to January 17, 2002, the Company served notice to Geneva Financial Ltd. to discontinue its services on behalf of the Company. Also, the Company and Magnum Financial Group L.L.C. severed its business relationship at the end of January 2002. The Company did not effect any service fees to either Geneva Financial Ltd. or Magnum Financial Group L.L.C. Geneva Financial, LTD and Marcelino Colt were named in the law suit by the SEC, as was Magnum Financial Group, LLC and Magnum's President, Michael S. Manahan. (See section titled Legal Proceedings)

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2002, Forms 5 with respect to fiscal 2002, and certain written representations from executive officers and directors, the Registrant is aware that Tor Ewald, Matt Rodgers, and John McDonald inadvertently failed to file Form 3 disclosures. These individuals are currently in the process of preparing the necessary filings.

ITEM 10. EXECUTIVE COMPENSATION

     The management and support staff of the Company, including majority stockholder, Tor Ewald, are currently working without any form of compensation. The management and support staff will realize future compensation upon the occurrence of sales revenues converted to income and/or funding in the form of additional paid in capital.

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date, as there is no existing plan provided for or contributed to by the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 9th, 2002 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the Outstanding common stock, (ii) each director of the Company and (iii) all executive offices and directors of the Company as a group.

                      Name of               Amount and Nature          Percent
Title of Class    Beneficial Owner       Of Beneficial Ownership      of class
--------------    ----------------       -----------------------      --------

Common            Tor Ewald                 16,002,000 shares           81.3%
                  5685 La Jolla Blvd
                  La Jolla CA, 92037

Common            John McDonald                     -0-                  0.0%
                  5685 La Jolla Blvd
                  La Jolla CA, 92037

Common            Matt Rogers                       -0-                  0.0%
                  5685 La Jolla Blvd
                  La Jolla CA, 92037

Common            Officers and Directors
                    as a Group.             16,002,000 shares           81.3%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MEGAWATT ENERGY CORPORATION ("MEC") RELATIONSHIP WITH NECO

     NECO and MEC have a Technology License Agreement (Exhibit 10.3) wherein MEC manufacturers a proprietary model line of Solar Generators specifically designed to NECO requirements. Tor Ewald, the majority owner of NECO, currently owns eight percent (8%) of MEC, and has recently resigned as an Officer and Director of MEC. At the time the Technology License Agreement was signed, Mr. Ewald was a 60% shareholder of MEC. Mr. Ewald has since transferred 52% of the shares he had held in MEC to third parties.

     NECO has related party receivables totaling $148,682 from MegaWatt Energy Corporation. This was derived from the sale of certain solar energy inventory parts to MegaWatt. Though the Company believes these transactions were arms-length in nature, the Company's auditors have eliminated these transactions from the consolidated financial statement based on their assessment that the arms-length nature of the transactions could not be substantiated.

     Further, the Company recently entered into a purchase agreement with MegaWatt concerning the purchase of 30 five kilowatt high concentration photovoltaic electro-thermal generators at a price of one million three hundred fifty thousand ($1,350,000.00) dollars. (See Exhibit 10.6.)

     For each of the transactions noted above, the transaction was negotiated, on the part of the Registrant, on the basis of what is in the best interests of the Registrant and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction or abstained entirely; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

     Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain potential conflicts of interest, such as those set forth above with the transactions, may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant by carefully reviewing each proposed transaction to determine its fairness to the Registrant and its shareholders and whether the proposed terms of the transaction are at least as favorable as those which could be obtained from independent sources. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

SHARE PURCHASE

Following the acquisition of New Energy Corporation, Tor Ewald, the Company's Secretary and Director, entered into a private share purchase agreement with Burke Maxfied, the Company's former Officer and Director for the purchase of 6 million post split shares.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

2.1 Acquisition Agreement with New Energy Corporation (Incorporated by Reference on Company's Form 8-K filing of 12/03/2001).

3.1 Articles of Incorporation. (Incorporated by reference on Company's Form SB-2 filing of 6/9/2000).

3.2 Amended Articles of Incorporation (Incorporated by reference on Company's Form 8-K filing of 12/03/2001).

3.3       Bylaws  (Incorporated  by reference  on Company's  Form SB-2 filing of
          6/09/2000).

3.4 Amended Articles of Incorporation (Incorporated by reference on Company's Form 8-K filing of 5/30/2002).

10.1 Lease between New Energy Corporation and La Jolla Apartment Center, LLC. (Incorporated by reference on Company's Form 8K/A filing of 5/15/2002).

10.2 Energy Purchase Agreement with Andrew M. Martin Co. (Incorporated by reference on Company's Form 8K/A filing of 5/15/2002)

10.3 Assignment Agreement between MegaWatt Energy Corporation and New Energy Corporation. (Incorporated by reference on Company's Form 8K/A filing of 5/15/2002).

10.4      Technology   License   Agreement  with  MegaWatt  Energy   Corporation
          (Incorporated by reference on Company's Form 8K/A filing of 5/15/2002)

10.5      Stock  Purchase  Agreement  with the Pride of Aspen dated August 14th,
          2002.

10.6      Invoice for Generators with MegaWatt Energy dated August 1st, 2002.

99.1      Sarbanes-Oxley Certification of Financials

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NECO ENERGY CORPORATION.


                                        /s/ Tor Ewald
                                        ----------------------------------------
                                        By: Tor Ewald, Secretary
                                        Date: November 18, 2002


                                        /s/ Matt Rogers
                                        ----------------------------------------
                                        By: Matt Rogers, Vice President
                                        Date: November 18, 2002


                                        /s/ John McDonald
                                        ----------------------------------------
                                        By: John McDonald, President
                                        Date: November 18, 2002