Form 10QSB
period 2002-07-31
NECO ENERGY CORP
filed 2002-12-03
CIK 1114643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended: July 31, 2002

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act.


                       Commission file number: 333-38936


                             NECO ENERGY CORPORATION
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,677,000 as of November 20th, 2002.

                                TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----
                          PART I -FINANCIAL STATEMENTS

1. Financial Statements....................................................    3
   Consolidated Balance Sheet .............................................    3
   Consolidated Statement of Operations ...................................    4
   Consolidated Statement of Stockholders' Deficit ........................    5
   Consolidated Statement of Cash Flows ...................................    6
   Notes to Consolidated Financial Statements ............................. 7-12

2. Management's Discussion and Analysis or Plan of Operation...............   13

3. Controls and Procedures.................................................   16

                           PART II - OTHER INFORMATION

1. Legal Proceedings.......................................................   16

2. Changes in Securities and Use of Proceeds...............................   17

3. Defaults Upon Senior Securities.........................................   17

4. Submission of Matters to a Vote of Security Holders.....................   17

5. Other Information.......................................................   17

6. Exhibits and Reports on Form 8-K........................................   17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED BALANCE SHEET - JULY 31, 2002
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
  Cash                                                  $     608
  Inventory                                                12,000
                                                        ---------

          Total current assets                                        $  12,608

OTHER ASSETS                                                              1,578
                                                                      ---------

                                                                      $  14,186
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                 $  76,439
  Advances from related party                              31,000
  Loans from officer                                        1,523
                                                        ---------

          Total current liabilities                                   $ 108,962

STOCKHOLDERS' DEFICIT:
  Preferred stock; $0.001 par value, 5,000,000 shares
    authorized, none issued or outstanding                     --
  Common stock; $0.001 par value, 100,000,000 shares
    authorized, 19,677,000 issued and outstanding          10,000
  Additional paid-in capital                                   --
  Deficit accumulated during development stage           (104,776)
                                                        ---------

          Total stockholders' deficit                                   (94,776)
                                                                      ---------

                                                                      $  14,186
                                                                      =========

See accompanying notes to financial statements.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                          From inception on
                                         For the three months ended     September 24, 2001 to
                                       ------------------------------   ---------------------
                                       July 31, 2002   July 31, 2001*       July 31, 2002
                                       -------------   --------------       -------------
                                        (Unaudited)     (Unaudited)          (Unaudited)
NET REVENUES                            $        --     $        --          $        --

COST OF REVENUE                                  --              --                   --
                                        -----------     -----------          -----------

GROSS PROFIT                                     --              --                   --

GENERAL AND ADMINISTRATIVE EXPENSES          41,442              --              104,776
                                        -----------     -----------          -----------

NET LOSS FROM OPERATIONS BEFORE
  PROVISION FOR TAXES                       (41,442)             --             (104,776)

PROVISION FOR TAXES                              --              --                   --
                                        -----------     -----------          -----------

NET LOSS                                $   (41,442)    $        --          $  (104,776)
                                        ===========     ===========          ===========

NET LOSS PER SHARE, basis and diluted   $     (0.00)    $        --
                                        ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, basic and diluted         19,677,000              --
                                        ===========     ===========

(*) The company did not exist as of this period since it was incorporated on September 24, 2001.

See accompanying notes to financial statements.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                        FOR THE PERIOD FROM INCEPTION ON
                       SEPTEMBER 24, 2001 TO JULY 31, 2002

                                                                                                         Deficit
                                                                                                       accumulated
                                           Preferred stock            Common stock         Additional    during
                                       -----------------------   -----------------------    paid-in    development
                                         Shares       Amount       Shares       Amount      capital       stage       Total
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------
Shares issued at inception on
  September 24, 2001                           --   $       --   10,002,000   $   10,000   $       --   $       --   $   10,000

Shares issued in connection with
  reverse merger                               --           --    9,675,000           --                        --           --

Net loss for the year ended
  April 30, 2002                                                                                           (63,334)     (63,334)
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance at April 30, 2002                      --           --   19,677,000       10,000           --      (63,334)     (53,334)

Net loss for the three months ended
  July 31, 2002 (unaudited)                                                                                (41,442)     (41,442)
                                       ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance at July 31, 2002 (unaudited)           --   $       --   19,677,000   $   10,000   $       --   $ (104,776)  $  (94,776)
                                       ==========   ==========   ==========   ==========   ==========   ==========   ==========

See accompanying notes to financial statements.

                     NECO ENGERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        FOR THE PERIOD FROM INCEPTION ON
                       SEPTEMBER 24, 2001 TO JULY 31, 2002

                                                          For the three months ended      From inception on
                                                          ---------------------------   September 24, 2001 to
                                                          July 31, 2002    7/31/2001*       July 31, 2002
                                                          -------------    ----------       -------------
                                                           (Unaudited)     (Unaudited)       (Unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                  $ (41,442)      $      --         $(104,776)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Increase in inventory                                          --              --           (12,000)
    Increase in accounts payable and accrued expenses          31,095              --            76,439
    Increase in other assets                                       --              --            (1,578)
                                                            ---------       ---------         ---------

    TOTAL ADJUSTMENTS                                          31,095              --            62,861
                                                            ---------       ---------         ---------

      Net cash used for operating activities                  (10,347)             --           (41,915)
                                                            ---------       ---------         ---------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from sale of common stock                               --              --            10,000
    Loan from officer                                              --              --             1,523
    Advances from related party                                 8,000              --            31,000
                                                            ---------       ---------         ---------

      Net cash provided by financing activities                 8,000              --            42,523
                                                            ---------       ---------         ---------

NET INCREASE (DECREASE) IN CASH                                (2,347)             --               608
CASH, beginning of period                                       2,955                                --
                                                            ---------       ---------         ---------

CASH, end of period                                         $     608       $      --         $     608
                                                            =========       =========         =========

(*) The company did not exist as of this period since it was incorporated on September 24, 2001.

See accompanying notes to financial statements.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE PERIOD FROM INCEPTION ON
                       SEPTEMBER 24, 2001 TO JULY 31, 2002

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION:

          INTERIM FINANCIAL STATEMENTS:

          The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of NECO Energy, Corporation and subsidiary (the "Company") on Form 10-KSB for the year ended April 30, 2002.

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

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNADITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                       SEPTEMBER 24, 2001 TO JULY 31, 2002


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     BASIS OF PRESENTATION, CONTINUED:

          REORGANIZATION, CONTINUED

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

          GOING CONCERN AND MANAGEMENTS PLAN OF OPERATIONS

          The Company has limited operations and continues to be a development stage company. The Company has also been part of an SEC inquiry. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred net losses from operations, sustained negative cash flows and has negative working capital, which raises substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company is dependent upon management and/or significant shareholder to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholder to provide sufficient working capital necessary to support and preserve the Company as a going concern. Management is currently initiating their business plan and in the process of raising additional capital.

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

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNADITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                       SEPTEMBER 24, 2001 TO JULY 31, 2002


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNADITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                       SEPTEMBER 24, 2001 TO JULY 31, 2002


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

     NET LOSS PER SHARE:

          Basic net loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding during the period. Diluted net loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options and warrants. There were no common equivalent shares for the period since inception on September 24, 2001 to July 31, 2002.

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

     The Company has entered into related party sale and purchase transactions with MegaWatt Energy Corporation ("MegaWatt") since inception. These sales consisted of inventory items, including fresnel acrylic concentration lenses, electro-thermal high concentration receivers and computer tracking systems to MegaWatt. The purchase consisted of a 1 Kilowatt solar generator. The solar generator is comprised of similar parts as those sold to MegaWatt, as described above. The transactions, noted above, have been eliminated for these consolidated financial statement purposes as the arms-length nature of these transactions could not be substantiated. An "Advances from related party" liability has been recorded for $31,000 on the Company's financial statements representing the net effect of the cash payments and receipts made by each company.

     In addition, the Company has contracted with Megawatt to manufacture solar generators for an approximate cost of $1.35 million. The Company has paid $176,000 to Megawatt as a down payment.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNADITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                       SEPTEMBER 24, 2001 TO JULY 31, 2002


(2)  RELATED PARTY TRANSACTIONS, CONTINUED:

     JOINT MARKETING AGREEMENT

     The Company entered into a 20-year Joint Marketing Agreement with MegaWatt on November 18, 2001 whereby the Company will market certain solar generators for MegaWatt.

     The agreement called for participation in the revenue as follows:

          a) MegaWatt is to receive 60% of gross revenues derived from the sale of any and all solar generators; and

          b) The Company is to receive 40% of gross revenues derived from the sale of any and all solar generators.

     The Joint Marketing Agreement was terminated by mutual agreement between the Company and MegaWatt on March 20, 2002 and replaced by a Technology-License Agreement, noted below. As of July 31, 2002, no revenue has been derived from the Marketing agreement.

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

          c.) The Company agrees to pay MegaWatt 60% of MegaWatt's standard retail sales price less a 30% discount, upon placement of an order for a solar generator.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNADITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                       SEPTEMBER 24, 2001 TO JULY 31, 2002


(2)  RELATED PARTY TRANSACTIONS, CONTINUED:

     TECHNOLOGY LICENSE AGREEMENT, CONTINUED

          d.) MegaWatt agrees to extend financing terms for the balance of 40% of MegaWatt's standard retail sales price less a 30% discount. The financing is to be in the form of a long-term note payable by the Company to MegaWatt.

     As of July 31, 2002, there has been no sales activity, which would require performance by either party, pursuant to this Technology License Agreement.

     ENERGY PURCHASE AGREEMENT

     On January 3, 2002, the Company entered into a Energy Purchase Agreement with Andrew M. Martin Co., Inc. ("AMC") whereby AMC wishes to avoid high energy costs and agrees to purchase energy produced by the Company's solar electro-thermal generating equipment, sub-systems, recording meters and interconnect (the "Solar Generator") at 20% below prevailing energy rates charged by the local public utility company for a term of 60 months with an option for a second 60 month term at a 30% discount. As of July 31, 2002, the Company has not recognized any revenue from the agreement. Further details of this agreement can be obtained on the Company's Form 8-K/A, filed with the Securities and Exchange Commission on May 15, 2002.

(3)  STOCKHOLDERS' DEFICIT:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This form 10QSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10QSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission) The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

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

     HIGH CONCENTRATION PHOTOVOLTAIC ("HCPV") SOLAR GENERATOR PRODUCT LINE: HCPV Solar Generators utilize miniature 1/2"-square concentrator gallium-arsenide solar chips that yield between 15 and 20 Watts electric energy per chip. There are two types of solar electric/thermal generators offered by the Company - one that reflects sunlight and one that refracts sunlight. The reflection system houses the solar chips in a mirrored parabola that reflects the sunlight onto a string of solar chips mounted on a cooling channel - which is how thermal energy is also collected. The refraction system utilizes a Fresnel lens to concentrate the Sun's rays - up to 500 times - onto a string of solar chips mounted on the cooling channel. A Dual Axis Tracking system enables the HCPV Solar Generator to receive perpendicular solar radiation producing energy 30% more hours per day and at a higher rate of energy production per hour than stationary (fixed) or non-tracking systems.

     The NECO product line consists of 14 systems. 3 Residential Systems - ranging from 2.5kW to 5.5kW, 3 Commercial Systems - ranging from 25kW to 100kW, 4 Industrial Systems - ranging from 250kW to 5MW and 4 Utility Scale Systems - ranging from 50MW to 1,000MW (1 GigaWatt).

     NECO purchases its proprietary HCPV Solar Generators from its Technology Licensor, MegaWatt Energy Corporation. NECO has a Technology License Agreement with MegaWatt Energy for a proprietary NECO HCPV Solar Generator product line.

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

RESULTS OF OPERATIONS

     Since the date of the acquisition of New Energy Corporation, the Company began engaging in start-up operations including organizational activities, capital acquisition, promotional and sales efforts and initial equipment deployment. HCPV solar generator systems have been ordered for five host Customer sites for installation. Existing contracts include: (A) 4 MegaWatts ordered from MEC by Distributive Power Systems ("DPS") which were assigned to NECO; (B) 300 kW for Andrew Martin Corporation. To date, MEC's generators are in the final stages of development. Upon completion, NECO hopes to install generators by January 2nd, 2003.

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

     On August 14th of this year, NECO entered into a share purchase agreement with Pride of Aspen Associates, LLC., an Idaho limited liability company, for the purchase of 500,000 shares of restricted stock at two dollars per share for a total purchase price of one million dollars. ($1,000,000.00). (See Exhibit 10.5) The agreement is spread out over a 9 month period, with installments of $100,000 per month for delivery of 50,000 shares of restricted stock. Pursuant to the agreement, $100,000 was paid upon closing to NECO. The shares have not yet been issued or delivered, but the Company plans to complete this shortly. The Company is currently waiting for the next payment under this agreement. Upon completion of this agreement, the Company plans to use the proceeds of this sale to cover the purchase price and installment costs of placing the generators.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing of operations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for operating costs and related party transactions. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2002.

ITEM 3. CONTROLS AND PROCEDURES

     Based on the evaluation of the Company's disclosure controls and procedures by Tor Ewad, the Company's CFO and person most knowledgable, and John McDonald, the Company's CEO as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

10.4      Technology   License   Agreement  with  MegaWatt  Energy   Corporation
          (Incorporated by reference on Company's Form 8K/A filing of 5/15/2002)

10.5 Stock Purchase Agreement with the Pride of Aspen dated August 14th, 2002 (Incorporated by reference on Company's Form 10KSB filing of 11/19/02)

10.6 Invoice for Generators with MegaWatt Energy dated August 1st, 2002. (Incorporated by reference on Company's Form 10KSB filing of 11/19/02)

99.1      Sarbanes-Oxley Certification of Financials

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NECO ENERGY CORPORATION.


                                        /s/ Tor Ewald
                                        ----------------------------------------
                                        By: Tor Ewald, Secretary
                                        Date: December 2, 2002


                                        /s/ Matt Rogers
                                        ----------------------------------------
                                        By: Matt Rogers, Vice President
                                        Date: December 2, 2002


                                        /s/ John McDonald
                                        ----------------------------------------
                                        By: John McDonald, President
                                        Date: December 2, 2002

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

     I, Tor Ewald, Secretary and CFO of NECO ENERGY CORPORATION, certify that:

     1. I have reviewed this Annual report on Form 10-KSB of NECO ENERGY CORPORATION

     2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and

     c) presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 2, 2002                           Signature: /s/ Tor Ewald
                                                  Secretary/CFO

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

     I, John McDonald, President and CEO of NECO ENERGY CORPORATION, certify that:

     1. I have reviewed this Annual report on Form 10-KSB of NECO ENERGY CORPORATION

     2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and

     c) presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: December 2, 2002                           Signature: /s/ John McDonald
                                                  President/CEO