Form 10QSB
period 2002-10-31
NECO ENERGY CORP
filed 2002-12-20
CIK 1114643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended: October 31st, 2002.

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act.


                        Commission file number: 333-33479


                             NECO ENERGY CORPORATION
        (Exact name of small business issuer as specified in its charter)


                    UTAH                                         87-0653434
        (State or other jurisdiction                            (IRS Employer
              of incorporation)                              Identification No.)


      5685 La Jolla Blvd., La Jolla CA                              92037
  (Address of principal executive offices)                       (Zip Code)


5580 La Jolla Blvd., La Jolla CA, Suite 506                      92037-7651
              (Mailing Address)                                  (Zip Code)


Registrant's telephone number, including area code:              619-615-8647


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,677,000 as of December 16th, 2002.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

                          PART I -FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS:
      Consolidated Balance Sheet                                               3
      Consolidated Statement of Operations                                     4
      Consolidated Statement of Stockholders' Equity                           5
      Consolidated Statement of Cash Flows                                     6
      Notes to Consolidated Financial Statements                            7-12

2. Management's Discussion and Analysis or Plan of Operation

                          PART II - OTHER INFORMATION

1. Legal Proceedings                                                          17

2. Changes in Securities and Use of Proceeds                                  17

3. Defaults Upon Senior Securities                                            17

4. Submission of Matters to a Vote of Security Holders                        17

5. Other Information                                                          17

6. Exhibits and Reports on Form 8-K                                           18

Signatures                                                                    19

Certifications                                                             20-21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED BALANCE SHEET - OCTOBER 31, 2002
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                  $   1,089
  Inventory                                                12,000
                                                        ---------

          Total current assets                                         $  13,089

DEPOSIT FOR SOLAR GENERATORS - RELATED PARTY                             176,338

OTHER ASSETS                                                               1,578
                                                                       ---------
                                                                       $ 191,005
                                                                       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                 $  85,762
  Advances from related party                              31,000
  Loans from officer                                        1,523
                                                        ---------

          Total current liabilities                                    $ 118,285

STOCKHOLDERS' EQUITY:
  Preferred stock; $0.001 par value, 5,000,000 shares
    authorized, none issued or outstanding                     --
  Common stock; $0.001 par value, 100,000,000 shares
    authorized, 19,777,000 issued and outstanding          19,777
  Additional paid-in capital                              190,223
  Deficit accumulated during development stage           (137,280)
                                                        ---------
          Total stockholders' equity                                      72,720
                                                                       ---------
                                                                       $ 191,005
                                                                       =========

See accompanying notes to financial statements.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             For the six months            For the three months
                                              ended October 31,              ended October 31,         From inception on
                                        ----------------------------   ----------------------------    September 24, 2001
                                            2002            2001           2002            2001       to October 31, 2002
                                        ------------    ------------   ------------    ------------   -------------------
                                         (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)         (Unaudited)
NET REVENUE                             $         --    $         --   $         --    $         --       $         --

COST OF REVENUE                                   --              --             --              --                 --
                                        ------------    ------------   ------------    ------------       ------------

GROSS PROFIT                                      --              --             --              --                 --

GENERAL AND ADMINISTRATIVE EXPENSES           73,946              --         32,504              --            137,280
                                        ------------    ------------   ------------    ------------       ------------

NET LOSS FROM OPERATIONS BEFORE
 PROVISION FOR TAXES                         (73,946)             --        (32,504)             --           (137,280)

PROVISION FOR TAXES                               --              --             --              --                 --
                                        ------------    ------------   ------------    ------------       ------------

NET LOSS                                $    (73,946)   $         --   $    (32,504)   $         --       $   (137,280)
                                        ============    ============   ============    ============       ============

NET LOSS PER SHARE, basis and diluted   $      (0.00)   $       0.00   $      (0.00)   $       0.00
                                        ============    ============   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, basic and diluted          19,707,000      19,677,000     19,727,000      19,677,000
                                        ============    ============   ============    ============

See accompanying notes to financial statements.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        FOR THE PERIOD FROM INCEPTION ON
                     SEPTEMBER 24, 2001 TO OCTOBER 31, 2002

                                                                                                      Deficit
                                                                                                    accumulated
                                        Preferred stock          Common stock          Additional      during
                                       ----------------    ------------------------      paid-in    development
                                       Shares    Amount      Shares        Amount        capital       stage          Total
                                       ------    ------    ----------    ----------    ----------    ----------     ----------
Shares issued at inception on
   September 24, 2001                      --    $   --    10,002,000    $   10,000    $       --    $       --     $   10,000

Shares issued in connection with
   reverse merger                          --        --     9,675,000            --            --                           --

Net loss for the year ended
   April 30, 2002                                                                                       (63,334)       (63,334)
                                       ------    ------    ----------    ----------    ----------    ----------     ----------

Balance at April 30, 2002                  --        --    19,677,000        10,000            --       (63,334)       (53,334)

Shares sold in private placement -
   August 2002 - $2.00 per share                              100,000           100       199,900                      200,000

Adjust additional paid-in capital
  for reverse merger                       --        --            --         9,677        (9,677)           --             --

Net loss for the six months ended
   October 31, 2002 (unaudited)                                                                         (73,946)       (73,946)
                                       ------    ------    ----------    ----------    ----------    ----------     ----------

Balance at October 31, 2002
   (unaudited)                             --    $   --    19,777,000    $   19,777    $  190,223    $ (137,280)    $   72,720
                                       ======    ======    ==========    ==========    ==========    ==========     ==========

See accompanying notes to financial statements.

                     NECO ENGERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                From inception on
                                                                    For the six months ended    September 24, 2001
                                                                  ---------------------------           to
                                                                  October 31,     October 31,       October 31,
                                                                     2002             2001             2002
                                                                   ---------       ---------         ---------
                                                                  (Unaudited)     (Unaudited)       (Unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                         $ (73,946)      $      --         $(137,280)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Increase in inventory                                                 --              --            (2,000)
    Increase in accounts payable and accrued expenses                 40,418              --            85,762
    Increase in Deposits for Solar Generators - related party       (176,338)                         (176,338)
    Increase in other assets                                              --              --            (1,578)
                                                                   ---------       ---------         ---------

   TOTAL ADJUSTMENTS                                                (135,920)             --           (94,154)
                                                                   ---------       ---------         ---------

    Net cash used for operating activities                          (209,866)             --          (231,434)
                                                                   ---------       ---------         ---------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                200,000              --           200,000
   Loan from officer                                                      --              --             1,523
   Advances from related party                                         8,000              --            31,000
                                                                   ---------       ---------         ---------

     Net cash provided by financing activities                       208,000              --           232,523
                                                                   ---------       ---------         ---------

NET INCREASE (DECREASE) IN CASH                                       (1,866)             --             1,089
CASH, beginning of period                                              2,955                                --
                                                                   ---------       ---------         ---------

CASH, end of period                                                $   1,089       $      --         $   1,089
                                                                   =========       =========         =========

See accompanying notes to financial statements.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2002


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

                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2002


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

                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2002


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

                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2002


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

     NET LOSS PER SHARE:

          Basic net loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding during the period. Diluted net loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options and warrants. There were no common equivalent shares for the period since inception on September 24, 2001 to October 31, 2002.


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

     The Company has entered into related party sale and purchase transactions with MegaWatt Energy Corporation ("MegaWatt"). Sales consisted of inventory items, including fresnel acrylic concentration lenses, electro-thermal high concentration receivers and computer tracking systems to MegaWatt. Purchase consisted of a 1 Kilowatt solar generator. The solar generator is comprised of similar parts as those sold to MegaWatt, as described above. The transactions, noted above, have been eliminated for these consolidated financial statement purposes as the arms-length nature of these transactions could not be substantiated. An "Advances from related party" liability has been recorded for $31,000 on the Company's financial statements representing the net effect of the cash payments and receipts made by each company.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNADITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2002


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

     The Joint Marketing Agreement was terminated by mutual agreement between the Company and MegaWatt on March 20, 2002 and replaced by a Technology-License Agreement, noted below. As of October 31, 2002, no revenue has been derived from the Marketing agreement.

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

                    FOR THE SIX MONTHS ENDED OCTOBER 31, 2002


(2)  RELATED PARTY TRANSACTIONS, CONTINUED:

     TECHNOLOGY LICENSE AGREEMENT, CONTINUED

          d.) MegaWatt agrees to extend financing terms for the balance of 40% of MegaWatt's standard retail sales price less a 30% discount. The financing is to be in the form of a long-term note payable by the Company to MegaWatt.

     As of October 31, 2002, there has been no sales activity, which would require performance by either party, pursuant to this Technology License Agreement. The Company paid $176,000 to MegaWatt as a down payment for additional solar generators.

     ENERGY PURCHASE AGREEMENT

     On January 3, 2002, the Company entered into a Energy Purchase Agreement with Andrew M. Martin Co., Inc. ("AMC") whereby AMC wishes to avoid high energy costs and agrees to purchase energy produced by the Company's solar electro-thermal generating equipment, sub-systems, recording meters and interconnect (the "Solar Generator") at 20% below prevailing energy rates charged by the local public utility company for a term of 60 months with an option for a second 60 month term at a 30% discount. As of October 31, 2002, the Company has not recognized any revenue from the agreement. Further details of this agreement can be obtained on the Company's Form 8-K/A, filed with the Securities and Exchange Commission on May 15, 2002.


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

     Pursuant to the stock purchase agreement, the Buyer has purchased $200,000 of common stock or 100,000 shares as of October 31, 2002. The balance of $800,000 is due over an additional eight-month period, with installments of $100,000 per month. The Company plans to use the proceeds from this agreement to cover the purchase price and installment costs of placing revenue generating solar generators into service.

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

     High Concentration Photovoltaic ("HCPV") Solar Generator product line: HCPV Solar Generators utilize miniature 1/2-square concentrator gallium-arsenide solar chips that yield between 15 and 20 Watts electric energy per chip. There are two types of solar electric/thermal generators offered by the Company - one that reflects sunlight and one that refracts sunlight. The reflection system houses the solar chips in a mirrored parabola that reflects the sunlight onto a string of solar chips mounted on a cooling channel - which is how thermal energy is also collected. The refraction system utilizes a Fresnel lens to concentrate the Sun's rays - up to 500 times - onto a string of solar chips mounted on the cooling channel. A Dual Axis Tracking system enables the HCPV Solar Generator to receive perpendicular solar radiation producing energy 30% more hours per day and at a higher rate of energy production per hour than stationary (fixed) or non-tracking systems.

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

PLAN OF OPERATION

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

     On August 14th of this year, NECO entered into a share purchase agreement with Pride of Aspen Associates, LLC., an Idaho limited liability company, for the purchase of 500,000 shares of restricted stock at two dollars per share for a total purchase price of one million dollars. ($1,000,000.00). (See Exhibit 10.5) The agreement is spread out over a 9 month period, with installments of $100,000 per month for delivery of 50,000 shares of restricted stock. Pursuant to the agreement, $100,000 was paid upon closing to NECO as well as an additional $100,000 paid during the quarter. The shares have not yet been issued or delivered by the transfer agent, but the Company has included them as issued and outstanding as of October 31, 2002. The Company plans to have the transfer agent issue the stock shortly. The Company is currently waiting for the next payment under this agreement. There is some doubt as to whether this transaction will be completed based on the fact that additional installments under the agreement have not been received. If the agreement is completed, the Company plans to use the proceeds of this sale to cover the purchase price and installment costs of placing the generators.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing of operations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for operating costs and related party transactions. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002.

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

ITEM 3. CONTROLS AND PROCEDURES

     Based on the evaluation of the Company's disclosure controls and procedures by Tor Ewald, the Company's Chief Financial Officer and person most knowledgeable, and John McDonald, the Company's Chief Executive Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of

1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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

                                        NECO ENERGY CORPORATION.

                                        /s/ Tor Ewald
                                        ----------------------------------------
                                        By: Tor Ewald, Secretary/Treasurer
                                        Date: December 20, 2002


                                        /s/ Matt Rogers
                                        ----------------------------------------
                                        By: Matt Rogers, Vice President
                                        Date: December 20, 2002

                                        /s/ John McDonald
                                        ----------------------------------------
                                        By: John McDonald, President
                                        Date: December 20, 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tor Ewald certify that:

1) I have reviewed this quarterly report on Form 10-QSB of NECO Energy Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

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

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002
                                           /s/ Tor Ewald
                                           -------------------------------------
                                           Tor Ewald
                                           Secretary/CFO

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John McDonald, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of NECO Energy Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent functions):

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

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002
                                           /s/ John McDonald
                                           -------------------------------------
                                           John McDonald
                                           President/CEO