Form 10QSB
period 2003-01-31
NECO ENERGY CORP
filed 2003-03-24
CIK 1114643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended: January 31, 2002.

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act.

     Commission file number: 333-33479


                             NECO ENERGY CORPORATION
        (Exact name of small business issuer as specified in its charter)


                  UTAH                                           87-0653434
      (State or other jurisdiction                             (IRS Employer
            of incorporation)                                Identification No.)


5560 La Jolla Blvd., Suite A, La Jolla CA                          92037
 (Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (619)-615-8647


                     5685 La Jolla Blvd., La Jolla CA 92037
                       (Former Address Since Last Report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: 19,677,000 as of March 17th, 2003.

                                TABLE OF CONTENTS


Item                                                                        Page
----                                                                        ----

                          PART I - FINANCIAL STATEMENTS

1. Financial Statements.....................................................   3

2. Management's Discussion and Analysis or Plan of Operation................  14

                           PART II - OTHER INFORMATION

1. Legal Proceedings........................................................  18

2. Changes in Securities and Use of Proceeds................................  19

3. Defaults Upon Senior Securities..........................................  19

4. Submission of Matters to a Vote of Security Holders......................  19

5. Other Information........................................................  19

6. Exhibits and Reports on Form 8-K.........................................  29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE PERIOD SINCE INCEPTION ON
                     SEPTEMBER 24, 2001 TO JANUARY 31, 2003
                                   (UNAUDITED)


                                    CONTENTS

                                                                            PAGE
                                                                            ----
FINANCIAL STATEMENTS:
  Consolidated Balance Sheet                                                  4
  Consolidated Statements of Operations                                       5
  Consolidated Statement of Stockholders' Equity                              6
  Consolidated Statements of Cash Flows                                       7
  Notes to Consolidated Financial Statements                                8-13

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED BALANCE SHEET - JANUARY 31, 2003
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS:
  Cash                                                                $      190
  Inventory                                                               12,000
                                                                      ----------

          Total current assets                                                      $   12,190

DEPOSIT FOR SOLAR GENERATORS - RELATED PARTY                                           176,293

OTHER ASSETS                                                                             1,578
                                                                                    ----------

                                                                                    $  190,061
                                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                               $  112,614
  Advances from related party                                             31,000
  Loans from officer                                                      17,123
                                                                      ----------

               Total current liabilities                                            $  160,737

STOCKHOLDERS' EQUITY:
  Preferred stock; $0.001 par value, 5,000,000 shares authorized,
    none issued or outstanding                                                --
  Common stock; $0.001 par value, 100,000,000 shares
    authorized, 19,777,000 issued and outstanding                         19,777
  Additional paid-in capital                                             190,223
  Deficit accumulated during development stage                          (180,676)
                                                                      ----------

               Total stockholders' equity                                               29,324
                                                                                    ----------

                                                                                    $  190,061
                                                                                    ==========

See accompanying notes to financial statements.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                         For the nine months ended       For the three months ended
                                                 January 31,                     January 31,             From inception on
                                        ----------------------------    ----------------------------   September 24, 2001 to
                                            2003            2002*           2003            2002          January 31, 2003
                                        ------------    ------------    ------------    ------------      ----------------
                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)         (Unaudited)
NET REVENUE                             $         --    $         --    $         --    $         --        $         --

COST OF REVENUE                                   --              --              --              --                  --
                                        ------------    ------------    ------------    ------------        ------------

GROSS PROFIT                                      --              --              --              --                  --

GENERAL AND ADMINISTRATIVE EXPENSES          117,342          33,190          43,396          30,690             180,676
                                        ------------    ------------    ------------    ------------        ------------

NET LOSS FROM OPERATIONS BEFORE
 PROVISION FOR TAXES                        (117,342)        (33,190)        (43,396)        (30,690)           (180,676)

PROVISION FOR TAXES                               --              --              --              --                  --
                                        ------------    ------------    ------------    ------------        ------------

NET LOSS                                $   (117,342)   $    (33,190)   $    (43,396)   $    (30,690)       $   (180,676)
                                        ============    ============    ============    ============        ============

NET LOSS PER SHARE, basis and diluted   $      (0.01)   $      (0.00)   $      (0.00)   $      (0.00)
                                        ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, basic and diluted          19,739,000      19,677,000      19,777,000      19,677,000
                                        ============    ============    ============    ============

(*)  The  company  did  not  exist  during  the  entire   period  since  it  was
     incorporated on September 24, 2001.

See accompanying notes to financial statements.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        FOR THE PERIOD FROM INCEPTION ON
                     SEPTEMBER 24, 2001 TO JANUARY 31, 2003

                                                                                                            Deficit
                                                                                                          accumulated
                                             Preferred stock            Common stock         Additional     during
                                         -----------------------   -----------------------    paid-in     development
                                           Shares       Amount       Shares       Amount      capital        stage          Total
                                         ----------   ----------   ----------   ----------   ----------    ----------    ----------
Shares issued at inception on
  September 24, 2001                             --   $       --   10,002,000   $   10,000   $       --    $       --    $   10,000

Shares issued in connection with
  reverse merger                                 --           --    9,675,000           --           --                          --

Net loss for the year ended
  April 30, 2002                                                                                              (63,334)      (63,334)
                                         ----------   ----------   ----------   ----------   ----------    ----------    ----------

Balance at April 30, 2002                        --           --   19,677,000       10,000           --       (63,334)      (53,334)

Adjust additional paid-in capital
  for reverse merger                                                                 9,677       (9,677)                         --

Shares sold in private placement                                      100,000          100      199,900                     200,000

Net loss for the nine months ended
  January 31, 2003 (unaudited)                                                                               (117,342)     (117,342)
                                         ----------   ----------   ----------   ----------   ----------    ----------    ----------

Balance at January 31, 2003 (unaudited)          --   $       --   19,777,000   $   19,777   $  190,223    $ (180,676)   $   29,324
                                         ==========   ==========   ==========   ==========   ==========    ==========    ==========

See accompanying notes to financial statements.

                     NECO ENGERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        FOR THE PERIOD FROM INCEPTION ON
                     SEPTEMBER 24, 2001 TO JANUARY 31, 2003

                                                                   For the nine months ended           From inception on
                                                              ------------------------------------   September 24, 2001 to
                                                              January 31, 2003   January 31, 2002*      January 31, 2003
                                                              ----------------   -----------------      ----------------
                                                                (Unaudited)         (Unaudited)            (Unaudited)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                      $   (117,342)      $    (33,190)          $   (180,676)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Increase in inventory                                                 --                 --                 (2,000)
    Increase in Deposits for Solar Generators - related party       (174,179)                                 (174,179)
    Increase in other assets                                              --             (1,578)                (1,578)
    Increase in accounts payable and accrued expenses                 65,156             42,600                110,500
                                                                ------------       ------------           ------------

   TOTAL ADJUSTMENTS                                                (109,023)            41,022                (67,257)
                                                                ------------       ------------           ------------

    Net cash used for operating activities                          (226,365)             7,832               (247,933)
                                                                ------------       ------------           ------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                200,000                 --                200,000
   Loan from officer                                                  15,600                 --                 17,123
   Advances from related party                                         8,000                 --                 31,000
                                                                ------------       ------------           ------------

     Net cash provided by financing activities                       223,600                 --                248,123
                                                                ------------       ------------           ------------

NET INCREASE (DECREASE) IN CASH                                       (2,765)             7,832                    190
CASH, beginning of period                                              2,955                 --                     --
                                                                ------------       ------------           ------------

CASH, end of period                                             $        190       $      7,832           $        190
                                                                ============       ============           ============

(*)  The  company  did  not  exist  during  the  entire   period  since  it  was
     incorporated on September 24, 2001.

See accompanying notes to financial statements.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE PERIOD FROM INCEPTION ON
                     SEPTEMBER 24, 2001 TO JANUARY 31, 2003


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION:

          INTERIM FINANCIAL STATEMENTS

          The accompanying financial statements include all adjustments (consisting of only normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements should be read in conjunction with the financial statements included in the annual report of NECO Energy Corporation and subsidiary (the "Company") on Form 10-KSB for the year ended April 30, 2002.

          PRINCIPLES OF CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of UBETIGOLF, Inc., incorporated under the laws of the State of Utah on April 25, 2000 ("UBET") and its 100% owned subsidiary, NECO Energy Corporation ("NECO"), incorporated under the laws of the State of California on September 24, 2001. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company accounts and transactions have been eliminated in consolidation.

          REORGANIZATION

          On November 18, 2001, UBETIGOLF, Inc. entered into an Acquisition Agreement ("the Acquisition") with New Energy Corporation, whereby UBET issued 10,002,000 new shares of its restricted common stock (1,667,000 pre six for one stock split) or 50.8% of its shares in exchange for 100% of the outstanding common stock of NECO (collectively the "Company"). Concurrent with the Acquisition, the sole shareholder of NECO purchased 6,000,000 shares of UBET's previously issued and outstanding common stock (1,000,000 pre six for one stock split) from a shareholder of UBET, bringing the principal shareholder's controlling interest to 81.3% of UBET's outstanding common stock. As a result of the Acquisition, the shareholder of NECO obtained control of UBET and according to FASB 141, this Acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. Immediately following the Acquisition, UBET changed its name to New Energy Corporation and then to NECO Energy Corporation. The Company is currently doing business as NECO Energy Corporation.

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

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNADITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                     SEPTEMBER 24, 2001 TO JANUARY 31, 2003


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

          GOING CONCERN AND MANAGEMENT'S PLAN OF OPERATIONS

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

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNADITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                     SEPTEMBER 24, 2001 TO JANUARY 31, 2003


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

     FAIR VALUE:

          Unless otherwise indicated, the fair values of all reported assets and liabilities, which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

     STOCK-BASED COMPENSATION:

          The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 28 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees or non-employee directors are valued using the fair value method and expensed over the period services are provided. As of January 31, 2003, the Company did not have any stock option plans and did not have any options outstanding.

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNADITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                     SEPTEMBER 24, 2001 TO JANUARY 31, 2003


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     OTHER COMPREHENSIVE LOSS:

          The Statement of Financial Accounting Standards Board No. 130 requires companies to report all components of comprehensive income (loss) in their financial statements, including all non-owner transactions and events which impact a company's equity, even if those items do not directly affect net loss. Comprehensive loss is comprised of net loss, and accordingly, no statement of Comprehensive Loss is presented.

     NET LOSS PER SHARE:

          Basic net loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding during the period. Diluted net loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options and warrants. There were no common equivalent shares for the period since inception on September 24, 2001 to January 31, 2003.

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

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNADITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                     SEPTEMBER 24, 2001 TO JANUARY 31, 2003


(2)  RELATED PARTY TRANSACTIONS, CONTINUED:

     JOINT MARKETING AGREEMENT

     The Company entered into a 20-year Joint Marketing Agreement with MegaWatt on November 18, 2001, whereby the Company will market certain solar generators for MegaWatt.

     The agreement called for participation in the revenue as follows:

          a) MegaWatt is to receive 60% of gross revenues derived from the sale of any and all solar generators; and

          b) The Company is to receive 40% of gross revenues derived from the sale of any and all solar generators.

     The Joint Marketing Agreement was terminated by mutual agreement between the Company and MegaWatt on March 20, 2002 and replaced by a Technology-License Agreement, noted below. As of January 31, 2003, no revenue has been derived from the Marketing agreement.

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

     CANCELLATION OF DISTRIBUTED POWER SYSTEMS AGREEMENT

     By mutual agreement, the purchase orders between Distributed Power Systems and NECO Energy, by way of a technology licensing agreement with MegaWatt Energy, for the purchase of $36,000,000 of solar energy generators has been cancelled. The Parties felt this was prudent due to a proposed change in how solar generators are to be financed. With the current government legislation supporting solar generators, including federal and state tax incentives and state solar rebates, third party financing has become a more cost effective alternative. It is anticipated that NECO energy and Distributive Power Systems will negotiate new purchase orders for future third party financing of solar generators on a project-by-project basis.

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

                     NECO ENERGY CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

         NOTES TO UNADITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD FROM INCEPTION ON
                     SEPTEMBER 24, 2001 TO JANUARY 31, 2003


(2)  RELATED PARTY TRANSACTIONS, CONTINUED:

     TECHNOLOGY LICENSE AGREEMENT, CONTINUED

          d.) MegaWatt agrees to extend financing terms for the balance of 40% of MegaWatt's standard retail sales price less a 30% discount. The financing is to be in the form of a long-term note payable by the Company to MegaWatt.

     As of January 31, 2003, there has been no sales activity, which would require performance by either party, pursuant to this Technology License Agreement. The Company paid $176,000 to MegaWatt as a down payment for additional solar generators.

     ENERGY PURCHASE AGREEMENT

     In 2002, the Company entered into a Energy  Purchase  Agreement with Andrew
     M. Martin Co., Inc. ("AMC"), whereby AMC wishes to avoid high energy costs and agrees to purchase energy produced by the Company's solar electro-thermal generating equipment, sub-systems, recording meters and interconnect (the "Solar Generator") at 20% below prevailing energy rates charged by the local public utility company for a term of 60 months with an option for a second 60 month term at a 30% discount. As of January 31, 2003, the Company has not recognized any revenue from the agreement. Further details of this agreement can be obtained on the Company's Form 8-K/A, filed with the Securities and Exchange Commission on May 15, 2002.

     THE CANCELLATION OF THE ANDREW MARTIN ENERGY PURCHASE AND SUBSEQUENT SIGNING OF A SHARED ENERGY SAVINGS AGREEMENT

     By mutual agreement between NECO and Andrew Martin Company, the companies have cancelled the Energy Purchase Agreement previously entered into on the 5th of March, 2002 and have entered into a Shared Energy Savings Agreement (hereby attached as Exhibit 10.7) In essence, the terms of the previously entered Energy Purchase Agreement have been incorporated into the new Shared Energy Savings Agreement. The Companies believe modifying the Agreement into a Shared Energy Savings Agreement is more consistent with current regulations

(3)  STOCKHOLDERS' EQUITY:

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

     Pursuant to the stock purchase agreement, the Buyer has purchased $200,000 of common stock or 100,000 shares as of January 31, 2003. The balance of $800,000 is due over an additional eight-month period, with installments of $100,000 per month. The Company plans to use the proceeds from this agreement to cover the purchase price and installment costs of placing revenue generating solar generators into service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

--------------------------------------------------------------------------------
This form 10QSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10QSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission) The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.
--------------------------------------------------------------------------------

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

     The Company plans to sell the energy produced to energy consumers that enter into Shared Energy Savings Agreements (SESA) for multiple five (5) year terms. The Company plans to collect free sunlight and hopes to earn income from host customers who will receive a 20%-35% discount of delivered energy rates when compared to retail utility prices for electricity and thermal energy. The Company additionally develops funding sources to fulfill host customer orders for Solar Generators. The Company may sell Solar Electro-Thermal Generators in lieu of selling energy.

     HIGH CONCENTRATION PHOTOVOLTAIC ("HCPV") SOLAR GENERATOR PRODUCT LINE: HCPV Solar Generators utilize miniature concentrator gallium-arsenide solar chips.

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

     Under terms of the License Agreement, NECO fulfills customer orders on a partial up front payment from funding sources, which may be reimbursed via in place government and utility rebates.

     The balance of the payment is deferred based on equipment sales, lease or Shared Energy Savings Agreement revenues that are derived from Consumers. NECO sells/leases solar generators or both electric and thermal (where applicable) energy to the Customer and disburses a portion of the realized revenues to the funding sources and to pay its Technology Licensor/Manufacturer, MegaWatt Energy Corporation for factory financing.

     Currently, the Company's HCPV Solar Generator provider is in the process of manufacturing solar generator systems to fulfill initial installation requirements. The Company owns an inventory consisting of component parts inventory to produce enough HCPV Solar Generators to generate over 2 MegaWatts. The Company has interest from a number of consumers to enter into Shared Energy Savings Agreements contingent upon the installation of HCPV Solar Generators. The Company is in the process of developing funding sources to complete the installation of Solar Generators at the sites under contract. These funds will be raised through various financial arrangements including federal and state tax incentives, state rebates and revenue participation programs.

EMPLOYEES

     The Company has three employees, John McDonald, President; Matt Rogers, Vice-President and Tor Ewald, Secretary/Treasurer. The Company utilizes the services of MegaWatt Energy Corporation engineers as per the Technology License Agreement.

RESULTS OF OPERATIONS

     Since the date of the acquisition of New Energy Corporation, the Company began engaging in start-up operations including organizational activities, capital acquisition, promotional and sales efforts and initial equipment deployment. Existing contracts include: (A) 300 kW for Andrew Martin Corporation pursuant to a Shared Energy Savings Agreement. To date, MEC's generators are in the final stages of development. Upon completion, NECO hopes to install generators by November 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Operating expenses average $15,000 per month and have been paid from cash reserves and by loans from its officers. The Company hopes to arrange additional financing through a private placement offering in the upcoming year. Management is also communicating with several funding sources, utilizing government tax incentive and subsidy programs, for the placement of HCPV Solar Generators at host customer sites. In the event this offering is not sold or completed, capital resources for operations and production is expected to be provided by short-term financing derived from the State and municipal buy-down (rebate) programs. The interim short-term financing is available from several sources, including leasing companies, subject to financial statements provided by Customers.

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

     On August 14th of 2002, NECO entered into a share purchase agreement with Pride of Aspen Associates, LLC., an Idaho limited liability company, for the purchase of 500,000 shares of restricted stock at two dollars per share for a total purchase price of one million dollars. ($1,000,000.00). (See Exhibit 10.5) The agreement is spread out over a 9 month period, with installments of $100,000 per month for delivery of 50,000 shares of restricted stock. Pursuant to the agreement, $100,000 was paid upon closing to NECO. The shares have not yet been issued or delivered, but the Company plans to complete this shortly. The Company is currently waiting for the next payment under this agreement. There is some doubt as to whether this transaction will be completed based on the fact that additional installments under the agreement have not been received. If the agreement is completed, the Company plans to use the proceeds of this sale to cover the purchase price and installment costs of placing the generators. The Company is not expecting an installment in the first quarter of 2003.

     Tor Ewald, the Company's Secretary and Treasurer, has been making loans to the Company in the form of promissory notes in order to keep the Company operational. The Board of Directors, with Mr. Ewald abstaining from the vote, approved all issuances of the notes. Each note is a three year note with an annual interest rate of 4%. The dates of issuances and amounts are as follows:

November 16th, 2002   --   $ 1,200.00
November 20th, 2002   --   $   200.00
December 3rd, 2002    --   $   500.00
December 5th, 2002    --   $   200.00
December 11th, 2002   --   $ 2,500.00
January 7th, 2003     --   $ 5,000.00
January 17th, 2003    --   $ 5,000.00
January 21st, 2003    --   $ 1,000.00
                           ----------
Total                      $15,600.00
                           ==========

Though Mr. Ewald has been making these loans in the past, there is no assurance that this will continue into the future.

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

N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

NEW OFFICE

On February 4th of 2003, the Company entered into a new lease and has changed offices. The Company's new address is 5560 La Jolla Blvd., Suite A, La Jolla California, 92037. The lease is for one year at a monthly rate of $750.00 per month.

CANCELLATION OF DISTRIBUTED POWER SYSTEMS AGREEMENT

By mutual agreement, the purchase orders between Distributed Power Systems and NECO Energy, by way of a technology licensing agreement with MegaWatt Energy, for the purchase of $36,000,000 of solar energy generators has been cancelled. The Parties felt this was prudent due to a proposed change in how solar generators are to be financed. With the current government legislation supporting solar generators, including federal and state tax incentives and state solar rebates, third party financing has become a more cost effective alternative. It is anticipated that NECO energy and Distributive Power Systems will negotiate new purchase orders for future third party financing of solar generators on a project-by-project basis.

THE CANCELLATION OF THE ANDREW MARTIN ENERGY PURCHASE AND SUBSEQUENT SIGNING OF A SHARED ENERGY SAVINGS AGREEMENT

By mutual agreement between NECO and Andrew Martin Company, the companies have cancelled the Energy Purchase Agreement previously entered into on the 5th of March, 2002 and have entered into a Shared Energy Savings Agreement (hereby attached as Exhibit 10.7) In essence, the terms of the previously entered Energy Purchase Agreement have been incorporated into the new Shared Energy Savings Agreement. The Companies believe modifying the Agreement into a Shared Energy Savings Agreement is more consistent with current regulations

UPDATED BUSINESS PLAN

BUSINESS PLAN

     NECO Solar Generators convert free energy from the Sun into both electricity and thermal energy for subsequent sale to clients who enter into Shared Energy Savings Agreements with NECO Energy. Fossil fuel fired or nuclear powered plants must purchase and burn fossil fuels or bury spent nuclear fuels. NECO Solar Generators do not. Absolutely nothing is created from NECO Solar Generators except clean, inexhaustible, energy. NECO operations are socially and environmentally correct besides being economic. If comparing the technologies used within NECO Solar Generators with normal flat-plate one-Sun solar arrays;
(1) NECO systems require one half the space, (2) generate electricity and thermal energy 30% longer during the day due to it's dual-axis tracking and (3) Due to the 500 to 1 high concentration is able to convert more of the Sun's available energy per square foot into electricity than any other manufacturer known to NECO Management (4) In Management's view, the NECO Solar Generator is the only Solar Generator in the world that also captures thermal energy at the same time as it is generating electricity.

     The Company's office in La Jolla, California represents the base to expand the market for NECO Solar Generators into California, Illinois, New York, New Jersey, Pennsylvania, Florida and other states that have subsidies. The State and Federal solar subsidies are in the form of rebates and tax credits. With the help of the various solar incentive programs, NECO will be able to develop the economies of scale to penetrate and compete in these energy markets. NECO's planned marketing program involves direct consumer contracts. One approach is NECO offering each Customer a Shared Energy Savings Agreements (SESA) at a discount from local utility retail rates for a five-year term. A second five-year term offers energy at an even greater discount. The Customer will also be offered a Purchase Option for the Solar Generator at the end of the second term.

     NECO has a Technology License Agreement with MegaWatt Energy Corporation ("MEC"). (See exhibit 10.4) Tor Ewald recently resigned as Vice President and a Director of MEC yet currently owns 8% of MEC. Mr. Ewald is also Secretary and Treasurer of NECO and owns 81.3% of NECO. MEC and NECO are separate arms-length operating companies. The relationship between MEC and NECO is outlined in the Technology License Agreement. MEC manufacturers advanced proprietary designs specifically for the use by NECO (herein after referred to as NECO Solar Generators). Further, NECO has effectuated sales of solar inventory parts to MEC for the production of these generators. These High Concentration Photovoltaic ("HCPV") dual-axis tracking Electro-Thermal Solar Generators operate more hours during the day and produce more electricity per square foot than stationary flat-plate solar modules. The MEC technology also enables NECO Solar Generators to produce thermal energy at the same time. Thermal energy may be used for processing heat or to generate additional electricity on demand for locations without utility grids.

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

     NECO's operating overhead is at a minimum when compared to other typical energy producers because NECO Solar Generators convert free energy derived from the Sun into electric and thermal energy. Other forms of conventional energy production, including fossil fuel and nuclear power plants, must purchase fossil and nuclear fuels. And, in the case of nuclear power plants, the cost of nuclear waste disposal must also be included in the operating overhead. In the case of fossil fuels, the cost of pollution reduction and abatement must be calculated in the final cost of the electricity.

     To date, MEC's generators are in the final stages of development. Upon completion, NECO hopes to install generators by November 3rd, 2003.

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

OVERVIEW

     Recent OPEC policies reduce oil supplies in order to maintain the price per barrel to around $25.00. Since conventional large scale electric production facilities require and consume fossil fuels, electricity prices are directly affected by the price of oil and gas. Attention has been focused on the dependency of foreign oil for our energy needs. Federal and State governments are implementing programs for at least five years to reduce that dependency via the implementation of renewable energy projects. (See Energy Foundation, National Energy Policy Fact Sheet: Utility Energy Efficiency Programs -www.ef.org/national/FactSheetUtility.cfm). The California Consumer Power and Conservation Financing Authority ("CFA") has scheduled 3,500 MegaWatts of power generation infrastructure during the next five years. (See: www.capowerauthority.ca.gov/EnergyResourceInvestmentPlan/main.asp). The City of San Francisco just passed their initial $100 Million bonding for solar energy infrastructure. Rebates are now available from the States of California ($4,500 per kW), Illinois, New Jersey and New York ($6,000 per kW). The Federal government allows a qualified Solar Tax Energy Credit of 10% as a credit against amounts due the IRS. California also has a 15% Solar Tax Credit (See: http://www.californiasolarcenter.org/incentives.html). These and other incentives make long term renewable energy production feasible and commercially viable. NECO systems, in some cases are already viable without incentives, since they produce two kinds of energy. The return on investment for NECO systems is much faster than any other photovoltaic system. NECO Solar Generators produce more electricity than similar priced or higher priced flat-plate stationary solar arrays. They also generate thermal energy used for process heat or to generate additional electricity on demand from the company's Rankine Cycle turbine. By having additional energy generated, the savings increase. Therefore, more money is available for debt servicing of financed capital equipment. The ability to generate electric and thermal energy provides the Customer the advantage of reducing the cost of energy as well as offsetting potential blackouts.

     NECO's Shared Energy Savings Agreements provide Customers (residential, commercial, industrial, institutional, etc.) a contract to save on their existing electric and hot water costs during the first five-year term. A greater savings over the second five-year term along with an Option to Purchase the Solar Generator at a residual value at the end of the second five-year term is available.

     On March 5th 2003,  NECO entered into a Shared  Energy  Savings  Agreements
(SESA) with Andrew M. Martin Company, Inc., of Gardena, California, to provide the company with High Concentration Photovoltaic ("HCPV") Solar Energy for a 10-year term. (See exhibit 10.7)

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

     The Dual-Axis Tracking system allows the HCPV generators to track the sun as it moves across the sky whereby the Sun's rays are continuously facing the generators at a 90 degree angle of incidence.

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

     NECO Solar Generators have the advantages of (1) dual-axis tracking that enables the Solar Generator to track the Sun year-round from sunup to sundown and (2) at the same time produce both electric and thermal energy. The significant advantage of the NECO HCPV Dual Axis Tracking Solar Generator over the one-Sun flat plate solar panels is that NECO Solar Generators co-generate electric and thermal energy simultaneously and provide over 50% more system efficiency. There are two reasons for this: (1) NECO Solar Generators are able to capture 30% more daily Sun hours which directly relates to 30% more delivery of electricity and (2) by capturing and delivering thermal energy. The NECO Solar Generator produces this additional thermal energy and in so doing obtains almost twice the amount of income (or savings) from the same piece of equipment. The net economic result is that a NECO Solar Generator fully pays for itself within less than one half the periods as other forms of renewable energy systems. Fossil fuel generators require substantially more time to achieve a break-even point. The on-going requirement to purchase fuels to feed these fossil fuel generators is not a requirement of NECO Solar Generators. The low profile, low weight NECO HCPV Dual Axis Tracking systems are efficient and cost effective.

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

MATERIALS AND PRINCIPLE SUPPLIERS

     NECO, through its Technology License Agreement with MegaWatt Energy Corporation ("MEC"), benefits from MEC's manufacturing of High Concentration Photovoltaic Dual Axis Tracking Solar Electro-Thermal Generators. NECO Energy has Solar Generator models uniquely designed specifically for NECO.

MANAGEMENT

     NECO management has a breadth and depth of experience and is committed to the long-term objective of developing a world-wide platform and market for the NECO Solar Generator product line. The executives have in their business history, manifested the skills and abilities that are incumbent for a business plan with the scope and dimension of NECO to succeed.

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

     3.   Tor Ewald,  Secretary/  Director:  Since 1990, Mr. Ewald has served in
          consulting   positions   for  several   alternative-renewable   energy
          companies including MegaWatt Energy Corporation. BA Economics UCSD.

MAJOR CUSTOMERS

     NECO's marketing strategy is to focus upon residential, commercial, industrial and institutional customers, thus not depending on a few major customers.

     The Company's marketing plan is headed in two directions:

A. HCPV Electro-Thermal Solar Generator Product Line: The proprietary model NECO Solar Generator product line is provided by MegaWatt Energy Corporation through a Technology License Agreement. (These product types consist of three (3)

Residential Solar Generators- ranging from 2.5 kW to 5.5 kW; three (3) Commercial Solar Generators ranging from 35 kW to 100; four (4) Industrial Solar Generators ranging from 250 kW to 5MW; and four (4) Utility Scale Solar Generators ranging from 50MW to 1 GigaWatt. The Company is poised to expand its Agreement with MEC for the proprietary model NECO HCPV Solar Generator product line which is designed to achieve high-dollar-volume distribution. The U.S. marketing blueprint is designed to utilize existing government subsidies.

B. NECO plans to focus primarily on installing Solar Generators in the states of California, llinois, New Jersey and New York to take advantage of the existing government subsidies, which subsidies should finance the installation of such units. Sales of NECO HCPV Solar Generators in regions without government subsidies may be completed using lease financing. It is planned that the Customer will be provided a five-year lease with NECO and will enter into a Shared Savings Agreement with NECO. The NECO marketing blueprint is designed to shift the focus during 2005 toward utility-scale installations. Management foresees the cessation of government subsidies for alternative renewable energy occurring within approximately five years, at which time HCPV Solar Generators will have matured within the scale of economics for the marketplace.

C. Electric and thermal energy: Through implementation of the Shared Energy Savings Agreements (SESA), NECO will provide electricity and thermal energy (hot water) to its Customers. The Agreement provides the customer energy at a discount from the local utility prices over a preliminary five-year term. A greater discount over a second five-year term and the Option to Purchase the HCPV Solar Electro-Thermal Solar Generator for the residual value of the system at the end of that second term.

CURRENT CONTRACTS

     On March 5th 2003,  NECO entered into a Shared  Energy  Savings  Agreements
(SESA) with Andrew M. Martin Company, Inc., of Gardena, California, to provide the company with High Concentration Photovoltaic ("HCPV") Solar Energy for a 10-year term. (See exhibit 10.7)

     To date, MEC's generators are in the final stages of development. Upon completion, NECO hopes to install generators by November 2nd, 2003.

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

NECO IS DEPENDENT UPON THE EXPERIENCE AND KNOWLEDGE OF ITS KEY PERSONNEL

     The operations of NECO will depend to a great extent on the efforts and expertise of the company's executive officers and directors. A change in key personnel could impact company viability.

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

MANAGEMENT OWNS ENOUGH SHARES TO CONTROL SHAREHOLDER VOTES

     Tor Ewald, an Executive Officer and Director of NECO, beneficially owns approximately 81% of the outstanding common stock. Mr. Ewald will be able to exercise his controlling interest over matters requiring stockholder approval, including the election of directors and the approval of material corporate matters. The effects of such stock ownership could be to delay or prevent a change of control of NECO unless the terms are approved by such shareholder.

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

NECO'S SOLAR PARTS INVENTORY IS NOT INSURED

     NECO's solar parts inventory, once assembled, is capable of producing 2 MegaWatts of energy per hour. Should such parts be destroyed or ruined by an unforeseen event, the majority of NECO's assets will be depleted since these parts are not insured.

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

10.4      Technology   License   Agreement  with  MegaWatt  Energy   Corporation
          (Incorporated by reference on Company's Form 8K/A filing of 5/15/2002)

10.5 Stock Purchase Agreement with the Pride of Aspen dated August 14th, 2002 (Incorporated by reference on Company's Form 10KSB filing of 11/19/02)

10.6 Invoice for Generators with MegaWatt Energy dated August 1st, 2002. (Incorporated by reference on Company's Form 10KSB filing of 11/19/02)

10.7      Energy  Consumer  Shared  Energy  Savings  Agreement  dated the 9th of
          March, 2003.

99.1      Sarbanes-Oxley Certification

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NECO ENERGY CORPORATION.

                                        /s/ Tor Ewald
                                        ----------------------------------------
                                        By: Tor Ewald, Secretary/Treasurer
                                        Date: 3/24/03

                                        /s/ Matt Rogers
                                        ----------------------------------------
                                        By: Matt Rogers, Vice President
                                        Date: 3/24/03

                                        /s/ John McDonald
                                        ----------------------------------------
                                        By: John McDonald, President
                                        Date: 3/24/03

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

Date: March 24, 2003
                                           /s/ Tor Ewald
                                           -------------------------------------
                                           Tor Ewald
                                           Secretary/CFO

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

Date: March 24, 2003
                                           /s/ John McDonald
                                           -------------------------------------
                                           John McDonald
                                           President/CEO